Form 10-Q
period 2016-12-31
Kelvin Medical, Inc.
filed 2017-02-14
CIK 1679836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

333-212791
Commission File Number

KELVIN MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	81-2552488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10930 Skyranch Place Nevada City, CA	95959
(Address of principal executive offices)	(Zip Code)

(530) 388-8706
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

 a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

63,000,000 common shares outstanding as of February 13, 2017
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

KELVIN MEDICAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended December 31, 2016, are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.  For further information, refer to the financial statements and footnotes thereto included in our company’s Registration Report on Form S-1/A as filed with the Securities and Exchange Commission on December 30, 2016.

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets as of December 31 2016 (Unaudited) and June 30, 2016	F-1
Interim Unaudited Statements of Operations for the three and six months ended December 31, 2016	F-2
Interim Unaudited Statement of Cash Flows for the six months ended December 31, 2016	F-3
Notes to Financial Statements (Unaudited)	F-4 to F-7

KELVIN MEDICAL, INC.
BALANCE SHEETS

	December 31, 2016	June 30,
	(Unaudited)	2016
ASSETS
Current assets
Cash and cash equivalents	$1,106	$1,076
Other receivable	3,000	-
Deferred offering costs	60,000	60,000
Total current assets	64,106	61,076

TOTAL ASSETS	$64,106	$61,076

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable, related parties	12,083	2,583
Advances, related parties	4,890	1,830
Customer deposit	120	120
Total current liabilities	17,093	4,533

Total liabilities	17,093	4,533

Commitments and Contingencies		-

Stockholders’ equity
Common stock, $0.001 par value: shares authorized 100,000,000; 63,000,000 shares issued and outstanding	63,000	63,000
Additional paid in capital	57,000	57,000
Retained deficit	(72,987)	(63,457)
Total stockholders’ equity	47,013	56,543
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$64,106	$61,076

The accompanying notes are an integral part of these financial statements.

KELVIN MEDICAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31, 2016	Six Months Ended December 31, 2016

Net sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
Management fees	3,000	6,000
Patent license fees	1,750	3,500
General and administrative expenses	-	30
Total operating expenses	4,750	9,530

Loss from operations	(4,750)	(9,530)

Net (loss)	$(4,750)	$(9,530)

Net (loss) per common shares (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding - Basic and diluted	63,000,000	63,000,000

The accompanying notes are an integral part of these financial statements.

KELVIN MEDICAL, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended December 31, 2016
Cash Flows from Operating Activities
Net loss	$(9,530)
Adjustments to reconcile net loss to net cash provided from operating activities:
Changes in operating assets and liabilities:

Other receivable	(3,000)
Accounts payable – related parties	9,500
Advances – related parties	3,060
Net cash provided by operating activities	30

Cash Flows from Investing Activities	-
Net cash provided from (used by) investing activities	-

Cash Flows from Financing Activities	-
Net cash provided from (used by) financing activities	-

Increase (decrease) in cash and cash equivalents	30
Cash and cash equivalents at beginning of period	1,076
Cash and cash equivalents at end of period	$1,106

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity: Kelvin Medical, Inc. (the “Company”) was incorporated in the State of Nevada on May 5, 2016.  We are a recently organized company that engages in the sale of medical devices. The Company was founded to market the product called Therm-N-Ice. Therm-N-Ice is a device that applies hot or cold externally to the body part upon which it has been placed. The use of hot and cold applied externally to a body part is found in medical and even non-medical locations. The Company suggests a simple solution that will reduce the burden of these tasks and allow people to remain mobile rather than pausing life activities. Our headquarters are located at 10930 Skyranch Place, Nevada City, California 95959.

To date, our activities have been limited to formation and the development of a business plan. We have engaged a legal consulting firm to assist us in registering securities for trading by filing a Form S-1 with the U.S. Securities and Exchange Commission and by applying for a listing on the OTC Pink. We also intend to raise equity capital under this Form S-1 offering at a price of $0.02 per share for up to 30,000,000 shares or $600,000 in gross proceeds. We are now exploring other sources of capital to fund our operations until our offering is complete. In the current start up stage, we anticipate incurring operating losses as we implement our business plan.

Financial Statement Presentation: The unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Fiscal year end: The Company has selected June 30 as its fiscal year end.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Cash Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Revenue recognition and related allowances: Revenue from the sale of goods is recognized when the risks and rewards of ownership have been transferred to the customer, which is usually when title passes. Revenue is measured at the fair value of the consideration received, net of trade discounts and sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2016 and June 30, 2016 is $Nil, respectively.

Inventories: Presently the Company has no inventory.  We intend to maintain an inventory of Therm-N-Ice medical devices once our business plan is complete.  Inventories will be measured at lower of cost and net realizable value after providing for obsolescence, if any. Cost of inventories includes cost of purchase, including manufacturing overheads and transportation to bring them to their location of distribution.

Warranty: Products will be shipped to customers and retail locations from our warehouse facility. All products will be covered by a limited one-year warranty for defects and non-performance. . Upon commencement of sales we will provide a provision for any obligations which may arise under our warranty policy which will be tested against actual warranty returns on an annual basis.  Our products will carry a manufacturer’s warranty for parts and assembly that will address defects in production or parts which will be recoverable from the original manufacturers in those circumstances.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $Nil during the six months ended December 31, 2016.

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Income taxes: The Company has adopted ASC Topic 740, “Income Taxes”. ASC Topic 740 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share: In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

New Accounting Pronouncements:

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740): This update simplifies the accounting for the income tax consequences of transfers of assets from one unit of a corporation to another unit or subsidiary by eliminating an accounting exception that prevents the recognition of current and deferred income tax consequences for such “intra-entity transfers” until the assets have been sold to an outside party. The amendment should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment directly to retained earnings as of the beginning of the period

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its condensed consolidated cash flows and related disclosures.

The Company has evaluated all new accounting standards that are in effect and may impact its condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

2.	GOING CONCERN

The Company has experienced net losses to date, and it has not generated revenue from operations. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short-term or long-term financing or debt financing, to enable the Company to reach profitable operations.

3.	PATENT LICENSE AGREEMENT

On May 10, 2016 the Company entered into a patent license agreement with Oasis Medical Solutions, a sole proprietorship controlled by our board of directors and organized in the State of California (“Licensor”) under which the Licensor desires to grant and the Company desires to accept an exclusive license of the Patent for the building of, and use of, machines incorporating the Patent’s technology under certain terms and conditions.  Both of the parties agree that the ownership of the Patent and the goodwill relating thereto, and any associated improvements, whether developed by the Company, or both parties jointly, shall remain vested in Licensor both during the term of the agreement and thereafter, and the Company further agrees never to challenge, contest or question the validity of the Licensor’s ownership of the Patent or any associated registrations therewith.

As consideration for the exclusive license granted, the Company shall pay to Licensor the following fees:

(a)	An ongoing maintenance fee of $500 per month plus an additional annual fee of $1,000;
(b)	Royalty fees of 6% per machine sold or leased under this license, payable within thirty (30) days of agreement reached with the customer/lessee. Payments can be grouped on a monthly occurring basis;

(c)	This license shall be considered null and void if production is not obtained within a 5-year period of the date stated above and the license, and all rights thereunder, will return to the Licensor.

The term of the license agreement shall be for 15 years, but will not extend beyond the full term of the patent. Within a year from the ending of the patent term, parties may negotiate an ongoing arrangement.

During the six months ended December 31, 2016, the Company accrued $3,500 as license fees.

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

4.	CONSULTING AGREEMENT

On June 1, 2016, the Company entered into a consulting agreement with a consultant who is in the business of assisting private companies in the process of going public and getting listed on the OTC Pink through the Form S-1 Registration. Under the terms of the consulting agreement, the Consultant shall provide certain services with respect to the Form S-1 Registration Statement, from commencement and preparation of the Form S-1 to receipt of Notice of Effectiveness, retention and payment of the required legal and accounting professionals, and thereafter to work with a market maker to provide a completed and accepted Form 15c2-11 with FINRA, DTC eligibility, a trading symbol and listing on OTC Pink.  As compensation under the consulting agreement S-1 Services LLC, the consultant, received 3,000,000 shares of the Company’s common stock at $0.02 per share for a value of $60,000.

The $60,000 in costs relating to such Registration Statement will be charged to capital, if such offering is successful. If the offering is not successful, the costs will be charged to expense. Presently the costs are reflected on the balance sheets of the Company as Deferred offering costs as the Company has received a notice of effectiveness for its registration statement as of January 26, 2017, and has commenced fundraising efforts.

5.	CUSTOMER DEPOSITS

As at June 30, 2016 the Company has received a customer deposit of $120 in respect to the sale of three units of the Therm-N-Ice arm band.  The deposit represents a one-third deposit for each of the three units ordered.

6.	COMMON STOCK

The Company has authorized 100,000,000 shares with par value of $0.001.

Effective May 15, 2016 the Company issued 30,000,000 shares of common stock as a signing bonus valued at $30,000 or $0.001 per share, to our President, Mr. William Mandel.

Effective May 15, 2016 the Company issued 30,000,000 shares of common stock as a signing bonus valued at $30,000 or $0.001 per share, to our Chairman, Dr. Margaret Austin.

Effective June 1, 2016 the Company issued 3,000,000 shares of common stock in respect to the S-1 Services agreement valued at $60,000 or $0.02 per share (ref: Note 4).

7.	RELATED PARTY TRANSACTIONS

a.	Management services:

On May 15, 2016, the Company entered into a twelve-month agreement for management services with Mr. William Mandel, our President, Secretary, Treasurer and member of the Board of Directors. Under the terms of the agreement the Company issued 30,000,000 shares as a bonus to Mr. William Mandel valued at $30,000 or par value, and shall pay $1,000 monthly in cash consideration.  There has been $6,000 accrued and recorded as Accounts Payable, Related party, in relation to services rendered for the six months ended December 31, 2016 by Mr. Mandel.

b.	Advances

	Oasis Medical Solutions	Kelvin Medical LLC	Total
Balance, June 30, 2016	$1,374	$456	$1,830
Additions during the period	$3,060	-	$3,060
Balance, December 31, 2016	$4,434	$456	$4,890

Oasis Medical Solutions is a sole proprietorship controlled by our board of directors.

Kelvin Medical LLC is a company controlled by our board of directors.

Advances received were used to provide working capital as required by the Company for ongoing operations.

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

8.	INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Operating loss carry-forwards generated during the period from May 5, 2016 (date of inception) through December 31, 2016 of approximately $72,987, will begin to expire in 2036.   The Company applies a statutory income tax rate of 34%.

The Company had deferred income tax assets as of December 31, 2016 and June 30, 2016 as follows:

	December 31, 2016	June 30, 2016
Loss carryforwards	$24,815	$21,575
Less – accrued management fees	(2,720)	(680)
Less - valuation allowance	(22,095)	(20,895)
Total net deferred tax assets	$-	$-

Tax years from inception to fiscal year ended June 30, 2016 are not yet filed and are open for examination by the taxing authorities.

9.	SUBSEQUENT EVENTS

On January 26, 2017 the Company received a notice of effect from the Securities and Exchange Commission and has commenced fundraising under its Form S-1 Registration Statement.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

As used in this quarterly report, the terms "we", "us", "our", and "our company" means Kelvin Medical, Inc., unless otherwise indicated.

Corporate Information

The address of our principal executive office is 10930 Skyranch Place, Nevada City, CA 95959. Our telephone number is (530) 388-8706.

Kelvin Medical, Inc. (the “Company”) was incorporated in the State of Nevada on May 5, 2016. We are a recently organized company that is engaged in the development, eventual production, and sale of a medical device.  The Company was founded to develop the product called Therm-N-Ice. The Therm-N-Ice is a programmable device to be strapped on externally to a body part that can maintain a certain temperature, whether hot or cold.  Hot and cold treatment options are commonplace and used routinely as a therapy in medical and non-medical locations. The Company's device looks to help reduce the tasks of applying hot and cold therapy and help people remain mobile rather than pausing life activities in order to obtain repetitive hot/cold therapy.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the six months ended December 31, 2016 and audited financial statements for the year ended June 30, 2016, along with the accompanying notes.

Working Capital

	At December 31, 2016	At June 30, 2016
Current Assets	$64,106	$61,076
Current Liabilities	$17,093	$4,533
Working Capital (Deficit)	$47,013	$56,543

Current assets include cash on hand of $1,106 (June 30, 2016 – 1,076), other receivables of $3,000 (June 30, 2016 - $Nil) and deferred offering costs of $60,000.  Current liabilities include accounts payable – related parties of $12,083 (June 30, 2016 - $2,583), advances from related parties of $4,890 (June 30, 2016  - $1,830) and customer deposits of $120.

Cash Flows

Six Months Ended
December 31, 2016
Net cash provided (used) in operating activities	$30
Net cash provided by financing activities	-
Net increase in cash during period	30

Results of Operations

The following disclosures set forth certain items from our unaudited interim statements of operations for the three and six months ended December 31, 2016:

For the three months ended December 31, 2016:

We did not earn any income in the three months ended December 31, 2016.  We continue to incur administrative costs related to the execution of our business plan. Such administrative costs totaled $4,750 during the three months ended December 31, 2016. Such expenses include patent license fees of $1,750, and management fees of $3,000, in the three-month period.

 For the six months ended December 31, 2016:

We did not earn any income in the six months ended December 31, 2016.  We continue to incur administrative costs related to the execution of our business plan. Such administrative costs totaled $9,530 during the six months ended December 31, 2016. Such expenses include patent license fees of $3,500, and management fees of $6,000, in the six month period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements, included herein.

Recent Accounting Pronouncements

In October 2016, the FASB issued ASC Update No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740): This update simplifies the accounting for the income tax consequences of transfers of assets from one unit of a corporation to another unit or subsidiary by eliminating an accounting exception that prevents the recognition of current and deferred income tax consequences for such “intra-entity transfers” until the assets have been sold to an outside party. The amendment should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment directly to retained earnings as of the beginning of the period in which the guidance is adopted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In August 2016, the FASB issued ASC Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230 -Statement of Cash Flows): The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.               CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We have engaged an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest averse to our company.

ITEM 1A.            RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                OTHER INFORMATION

On January 26, 2017 the Company received a notice of effect from the Securities and Exchange Commission and has commenced fundraising under its Form S-1 Registration Statement.

 ITEM 6.      EXHIBITS

Exhibit Number	Description
3.1*	Articles of Incorporation of Kelvin Medical Inc.
3.2*	Bylaws of Kelvin Medical Inc.
10.1*	May 10, 2016 Patent licensing agreement between the Company and Oasis Medical Solutions
10.2*	Management Agreement between the Company and William Mandel dated May 15, 2016
10.3*	Agreement to act as Chairman of the Board between the Company and Margaret Austin dated May 15, 2016
10.4*	June 1, 2016 Consulting Agreement with S-1 Services, LLC
31.1**
Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
101.INS**	XBRL INSTANCE DOCUMENT (1)
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA (1)
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (1)
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (1)
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE (1)
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (1)
*Previously filed
**Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kelvin Medical Inc.

Date:	February 13, 2017	By:	/s/ William Mandel
		Name:	William Mandel
		Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer & Director