Form 10-Q
period 2017-03-31
Kelvin Medical, Inc.
filed 2017-05-15
CIK 1679836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 207

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

63,000,000 common shares outstanding as of May 8, 2017
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

KELVIN MEDICAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.  For further information, refer to the financial statements and footnotes thereto included in our company’s Registration Report on Form S-1/A as filed with the Securities and Exchange Commission on December 30, 2016.

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets as of March 31, 2017 (Unaudited) and June 30, 2016	F-1
Interim Unaudited Statements of Operations for the three and nine months ended March 31, 2017	F-2
Interim Unaudited Statement of Cash Flows for the nine months ended March 31, 2017	F-3
Notes to Financial Statements (Unaudited)	F-4 to F-8

KELVIN MEDICAL, INC.
BALANCE SHEETS

	March 31, 2017	June 30,
	(Unaudited)	2016
ASSETS
Current assets
Cash and cash equivalents	$8,506	$1,076
Other receivable	3,000	-
Deferred offering costs	60,000	60,000
Total current assets	71,506	61,076

TOTAL ASSETS	$71,506	$61,076

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	3,379	-
Accounts payable, related parties	16,833	2,583
Advances, related parties	4,890	1,830
Customer deposit	120	120
Liability for unissued shares	7,400	-
Total current liabilities	32,622	4,533

Total liabilities	32,622	4,533

Commitments and Contingencies		-

Stockholders’ equity
Common stock, $0.001 par value: shares authorized 100,000,000; 63,000,000 shares issued and outstanding	63,000	63,000
Additional paid in capital	57,000	57,000
Retained deficit	(81,116)	(63,457)
Total stockholders’ equity	38,884	56,543
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$71,506	$61,076

The accompanying notes are an integral part of these unaudited financial statements.

KELVIN MEDICAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2017	Nine Months Ended March 31, 2017

Net sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
Management fees	3,000	9,000
Patent license fees	1,750	5,250
Professional fees	2,093	2,093
General and administrative expenses	1,286	1,316
Total operating expenses	8,129	17,659

Loss from operations	(8,129)	(17,659)

Net (loss)	$(8,129)	$(17,659)

Net (loss) per common shares (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding - Basic and diluted	63,049,611	63,016,296

The accompanying notes are an integral part of these unaudited financial statements.

KELVIN MEDICAL, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

Nine Months Ended March 31, 2017
Cash Flows from Operating Activities
Net loss	$(17,659)
Adjustments to reconcile net loss to net cash provided from operating activities:
Changes in operating assets and liabilities:
Other receivable	(3,000)
Liability for unissued shares	7,400
Subscriptions received	(7,400)
Accounts payable	3,379
Accounts payable – related parties	14,250
Net cash provided by operating activities	(3,030)

Cash Flows from Investing Activities	-
Net cash provided from (used by) investing activities	-

Cash Flows from Financing Activities	-
Advances – related parties	3,060
Net cash provided from (used by) financing activities	3,060

Increase (decrease) in cash and cash equivalents	30
Cash and cash equivalents at beginning of period	1,076
Cash and cash equivalents at end of period	$1,106

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these unaudited financial statements.

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

To date, our activities have been limited to formation and the development of a business plan. We engaged a legal consulting firm to assist us in registering securities for trading by filing a Form S-1 with the U.S. Securities and Exchange Commission and by applying for a listing on the OTC Pink Markets. We have commenced raising capital under the Form S-1 offering at a price of $0.02 per share for up to 30,000,000 shares or $600,000 in gross proceeds. We are now exploring other sources of capital to fund our operations until our offering is complete. In the current start up stage, we anticipate incurring operating losses as we implement our business plan.

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2017 and June 30, 2016 is $Nil, respectively.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $Nil during the nine months ended March 31, 2017.

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

New Accounting Pronouncements:

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04. This guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for all interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, or ASU 2017-01. In an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of ASU 2017-01 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We do not expect the adoption of ASU 2017-01 to have a material impact on our consolidated financial statements.

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

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

During the nine months ended March 31, 2017, the Company accrued $5,250 as license fees.

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

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

5.	CUSTOMER DEPOSITS

As at March 31, 2017 and June 30, 2016 the Company has received a customer deposit of $120 in respect to the sale of three units of the Therm-N-Ice arm band.  The deposit represents a one-third deposit for each of the three units ordered.

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

During the nine months ended March 31, 2017, the Company has received proceeds totaling $7,400 from various parties subscribing for a total of 370,000 shares at $0.02 per share under our Form S-1 registration statement.  Proceeds collected totaling $7,400 have not yet been deposited to the bank and are recorded on the balance sheet as share subscriptions received under current assets.  The associated liability for unissued shares is recorded in current liabilities.

7.	RELATED PARTY TRANSACTIONS

a.	Management services:

On May 15, 2016, the Company entered into a twelve-month agreement for management services with Mr. William Mandel, our President, Secretary, Treasurer and member of the Board of Directors. Under the terms of the agreement the Company issued 30,000,000 shares as a bonus to Mr. William Mandel valued at $30,000 or par value, and shall pay $1,000 monthly in cash consideration.  There has been $9,000 accrued and recorded as Accounts Payable, Related party, in relation to services rendered for the nine months ended March 31, 2017 by Mr. Mandel.

b.	Advances

	Oasis Medical Solutions	Kelvin Medical LLC	Total
Balance, June 30, 2016	$1,374	$456	$1,830
Additions during the period	$3,060	-	$3,060
Balance, March 31, 2017	$4,434	$456	$4,890

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

Operating loss carry-forwards generated during the period from May 5, 2016 (date of inception) through March 31, 2017 of approximately $81,116, will begin to expire in 2036.   The Company applies a statutory income tax rate of 34%.

The Company had deferred income tax assets as of March 31, 2017 and June 30, 2016 as follows:

	March 31, 2017	June 30, 2016
Loss carryforwards	$27,579	$21,575
Less – accrued management fees	(3,740)	(680)
Less - valuation allowance	(23,839)	(20,895)
Total net deferred tax assets	$-	$-

Tax years from inception to fiscal year ended June 30, 2016 are not yet filed and are open for examination by the taxing authorities.

9.	SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended March 31, 2017 and audited financial statements for the year ended June 30, 2016, along with the accompanying notes.

Working Capital
	At March 31, 2017	At June 30, 2016
Current Assets	$71,506	$61,076
Current Liabilities	$32,622	$4,533
Working Capital	$38,884	$56,543

Current assets include cash on hand of $8,506 (June 30, 2016 – $1,076), other receivables of $3,000 (June 30, 2016 - $Nil), and deferred offering costs of $60,000.  Current liabilities include accounts payable – related parties of $16,833 (June 30, 2016 - $2,583), advances from related parties of $4,890 (June 30, 2016 - $1,830), customer deposits of $120, accounts payable of $3,379 and liabilities for unissued shares of $7,400.  Capitalized offering costs will be allocated to expense or paid in capital once the Company has completed fundraising under its Form S-1 Registration.

Cash Flows
Nine Months Ended
March 31, 2017
Net cash provided by operating activities	$30
Net increase in cash during period	30

Cash Flows from Investing Activities	-
Net cash provided from (used by) investing activities	-

Cash Flows from Financing Activities	-
Advances – related parties	3,060
Net cash provided from (used by) financing activities	3,060

Cash flows from financing activities include $3,060 advanced by related parties to pay invoices in the normal course.

Results of Operations

The following disclosures set forth certain items from our unaudited interim statements of operations for the three and nine months ended March 31, 2017:

For the three months ended March 31, 2017:

We did not earn any income in the three months ended March 31, 2017.  We continue to incur administrative costs related to the execution of our business plan. Such administrative costs totaled $8,129 during the three months ended March 31, 2017. Such expenses include patent license fees of $1,750, and management fees of $3,000, in the three-month period. In addition, since our notice of effectiveness in respect to our Registration Statement on Form S-1 we have incurred additional fees including professional fees of $2,093 and general and administrative fees including Edgar and XBRL filing fees of $1,286.

 For the nine months ended March 31, 2017:

We did not earn any income in the nine months ended March 31, 2017.  We continue to incur administrative costs related to the execution of our business plan. Such administrative costs totaled $17,659 during the nine months ended March 31, 2017. Such expenses include patent license fees of $5,250, and management fees of $9,000, in the nine month period. In addition, since our notice of effectiveness in respect to our Registration Statement on Form S-1 we have incurred additional fees including professional fees of $2,093 and general and administrative fees including Edgar and XBRL filing fees of $1,316.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04. This guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for all interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, or ASU 2017-01. In an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of ASU 2017-01 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We do not expect the adoption of ASU 2017-01 to have a material impact on our consolidated financial statements.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                OTHER INFORMATION

On January 26, 2017, the Company received a notice of effect from the Securities and Exchange Commission and has commenced fundraising under its Form S-1 Registration Statement. To date we have collected proceeds totaling $7,400 for a total of 370,000 shares, and expect to close these subscriptions prior to fiscal year ended June 30, 2017.

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

Kelvin Medical Inc.

Date:	May15, 2017	By:	/s/ William Mandel
		Name:	William Mandel
		Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer & Director