Form 10-K
period 2017-06-30
Kelvin Medical, Inc.
filed 2017-10-13
CIK 1679836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-212791

KELVIN MEDICAL, INC.
(Exact name of registrant as specified in its charter)
Nevada	81-2552488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10930 Skyranch Place Nevada City, CA	95959
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(530) 388-8706
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock

Securities registered pursuant to section 12(g) of the Act
None.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files

Yes	[X]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
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

Yes [ ] No [X ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2017 (the last business day of the Registrant's most recently completed fourth fiscal quarter) was approximately $0.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of June 30, 2017, the Registrant had 64,097,500 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K ("Annual Report") contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," "Company", "our", "Kelvin" and "Kelvin Medical " mean Kelvin Medical, Inc., unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

In their audit report dated October 12, 2017 our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the Audited Financial Statements – "Auditors Report". Because our auditor has issued an opinion that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult to attract investors.

Corporate Information

    Kelvin Medical, Inc. (the "Company") was incorporated in the State of Nevada on May 5, 2016. We are a recently organized company that is engaged in the development, eventual production, and sale of a medical device.  The Company was founded to develop the product called Therm-N-Ice. The Therm-N-Ice is a programmable device to be strapped on externally to a body part that can maintain a certain temperature, whether hot or cold.  Hot and cold treatment options are commonplace and used routinely as a therapy in medical and non-medical locations.  The Company's device looks to help reduce the tasks of applying hot and cold therapy and help people remain mobile rather than pausing life activities in order to obtain repetitive hot/cold therapy. In 2016 we launched our website www.kelvinmedical.com, and commenced implementation of our business plan.

    The Company's fiscal year end is June 30.

Company Overview

Kelvin Medical, Inc. was incorporated in the State of Nevada on May 5, 2016.  We are a medical device technology development company that engages in the development, eventual production and sale of a hot and cold device. In 2016 we launched our website www.kelvinmedical.com and commenced implementation of our business plan. William Mandel, who is currently our sole officer, and a director, has been with our Company since May 5, 2016, and manages our day to day operations. Dr. Margaret Austin serves as our Chairman of the Board of Directors, and is the spouse of Mr. Mandel. Our headquarters are located at 10930 Skyranch Place Nevada City, CA 95959.

         On May 10, 2016 we entered into a patent license agreement with Oasis Medical Solutions ("OMS"), a sole proprietorship organized in the State of California controlled by our Board of Directors ("Licensor") under which the Licensor desires to grant and the Company desires to accept an exclusive license of the Patent for the building of, and use of, machines incorporating the Patent's technology under certain terms and conditions.  Licensor is the holder, via assignment from the inventor, William R. Mandel of the U.S. Patent Number: PCT/US11/39860 "APPARATUS FOR THERAPEUTIC COOLING AND WARMING OF A BODY PORTION OF A HUMAN OR MAMMAL" (the "Patent," "Medical Device") that, among other things, warms and cools portions of the human or mammal body".

The provisional patent was filed June 11, 2010 and filed under the Patent Cooperation Treaty (PCT). The patent will expire June 11, 2030. The term of the agreement shall be for 15 years and shall not extend beyond the full term of the patent."

The Company pays a monthly maintenance fee, along with an annual fee to maintain the license; additionally, the Company agreed to pay 6% royalty to OMS per machine sold. Presently we have a deposit on three units, but have not yet been able to undertake our first commercial production of the units.  If the product has not reached production within 5 years, the license will be considered null and void with all rights returning to Oasis Medical Solutions.  Rights may not be sold or transferred without agreement between OMS and Kelvin.

We plan to produce and resell our products to health care services companies who specialize in distribution of medical products, pharmacies, representatives and sporting goods stores. The Company plans to produce our production prototype for the Therm-N-Ice arm band in the USA as our initial product launch. The Company does not maintain any inventory currently.  Our CEO has spent over 5 years and his own funds and time to develop our working prototype, and has secured a Chinese Patent, as well as have been approved for a US Patent which has not yet been issued.

Governmental Approval Of Our Product

All medical devices companies need to register with the FDA and pay the registration fee. We will also register and request that Kelvin Medical Inc. have "Small Business Status". This will help to reduce fees in the future. A Small Business is defined by having gross receipts of sales of no more than $100 million for the most recent tax year.

FDA provides guides on when to submit a 510(k). A 510(K) is a premarket submission made to FDA to demonstrate that the device to be marketed is at least as safe and effective, that is, substantially equivalent, to a legally marketed device (21 CFR §807.92(a)(3)) that is not subject to premarket approval.

Under FDA guides, the Therm-n-Ice device is 510(k) exempt, falling under these 21CFR listings:

890.5700         Cold Pack.
890.5710         Hot Or Cold Disposable Pack.
890.5720         Water Circulating Hot Or Cold Pack. (II)
890.5730         Moist Heat Pack.
890.5740         Powered Heating Pad. (II)

Under FDA classifications, the Therm-N-Ice is a Class II device. FDA has 3 classifications, Class I, Class II, Class III. These classifications are risk based, that is, the risk the device poses to the patient and/or the user is a major factor in the class it is assigned. Class I includes devices with the lowest risk and Class III includes those with the greatest risk.

Some Class I and Class II devices can be exempt. However, although some Class II devices may be exempt from 510(k), they are not exempt from current Good Manufacturing Practices (cGMP). cGMP refers to the "Current Good Manufacturing Practice" regulations enforced by the US Food and Drug Administration (FDA). cGMPs provide for systems that assure proper design, monitoring, and control of manufacturing processes and facilities. Reference to GMP rather than cGMP is the older reference to the same regulations.

cGMP requirements for devices in part 820 (21 CFR part 820) were first authorized by section 520(f) of the Federal Food, Drug, and Cosmetic Act (the Act).  Under section 520(f) of the Act, FDA issued a final rule in the Federal Register of July 21, 1978 (43 FR 31 508), prescribing cGMP requirements for medical devices. The requirement for Design Control was included later. These standards are harmonized with the International Organization for Standards (ISO)13485. In the future, if Kelvin Medical Inc. decides to market to the international market, we will be certified to ISO13485 and obtain CE (Conformité Européenne) markings under the guidance of a Notified Body.

cGMP defines the Quality System as required by the FDA. The quality system regulation includes requirements related to the methods used in, and the facilities and controls used for, designing, manufacturing, packaging, labeling, storing, installing, and servicing of medical devices intended for human use. Our president, William Mandel, has many years of experience dealing with the FDA and ISO in regard to medical device approval.

        The process duration is that the guidelines state that 30 days after FDA registration, Kelvin Medical Inc. can commence putting a device into commercial distribution. During those 30 days, the FDA may conduct an inspection.

           The FDA approval process for this medical device does not exist, because exempt devices do not have an approval process. The FDA calls this clearance.

The nature of regulatory oversight is for protecting the public health by assuring the safety, efficacy and security of human and veterinary drugs, biological products, medical devices, our nation's food supply, cosmetics, and products that emit radiation.

                 The results of noncompliance are the following:

                 There are different levels of noncompliance. When an audit occurs, the FDA auditor can give a 483 that list observations of noncompliance. These are reviewed and various types of actions can happen. The lowest is to verify that the noncompliance has been corrected upon the next audit, two year later. The next step up is that it is verified to be compliant with an audit in 30 days. If found non-compliant it can lead to fines, lock up the business, and jail time.

Another possible roadblock is a "Medical Device Report" (MDR). Getting a MDR is where someone has reported that an injury has occurred. There are strict guidelines, given by the FDA, on what to do and time frames to do it in. An internal investigation occurs and appropriate action takes place. If the device is found to be defective a recall of the device can occur.

None of the data relative to our product was purchased or commissioned.

Kelvin Medical is preparing to establish both commercial and retail markets with a national distribution channel. The target channels for commercial healthcare distribution are through organizations that are established for product distribution to consumer locations. Kelvin Medical will also market the product through retail distributors for consumer markets, as well as provide joint advertising support for direct distribution to sports medicine, physical therapy and general consumer medical device advertising channels, such as journals, local advertising newspaper inserts.

Opportunity

Critical care statistics show there are 420,870 cases of sprains, strains, or tears were the leading injury or illness in private industry and state and local government in the U.S. in 2014. "Type of injury or illness and body parts affected by nonfatal injuries and illnesses in 2014." (BLS.gov., 02 Dec 2015 Published. Web. 28 April 2016 Accessed.)  Sprains and strains was the leading nature of injury and illness in every major industry sector in 2005. They accounted for 41 percent of all workplace injuries and illnesses requiring days away from work. (BLS.gov, U.S. Department of Labor, The Economics Daily, Sprains and strains again most common workplace injury. November 20, 2016 Published Web).

In the U.S., about 30 million children and teens participate in some form of organized sports, and more than 3.5 million injuries occur each year, which cause some loss of time of participation, are experienced by the participants. Almost one-third of all injuries incurred in childhood are sports-related injuries. The most common injuries are sprains and strains.  More than 775,000 children, ages 14 and younger, are treated in hospital emergency rooms for sports-related injuries each year. Most of the injuries occurred as a result of falls, being struck by an object, collisions, and overexertion during unorganized or informal sports activities. ("Sports Injury Statistics" Stanford Childrens.org. Stanford Children's Health, 2016 Published. Web. 28 April 2016 Accessed.)

Professional athletes were among five occupations that had more than 1,000 injuries per 10,000 workers. Athletes and sports competitors suffer more than 2,000 injuries per 10,000 workers, according to the Bureau of Labor Statistics.  (Fizgerald, Tim "Professional Athletes" Consumer Healthday.com. 20 Jan. 2016 Published. Web. 28 April 2016 Accessed.)

With the number of minor sprains, strains and contusions that occur, both in sports related and routine daily living and work activities, many require some form of intervention. A portion of these injuries can use a cold pack or heat as an option.

Industry Overview

The use of Hot and Cold Therapy, sometimes referred to as Contrast Therapy, can be placed in three different categories: Critical Care, Long-Term Acute Care, and Chronic Care.

Critical Care refers to the treatment of a trauma at the onset of an injury. The recommendation is to use the R.I.C.E. method at this time.  R.I.C.E. stands for Rest, Ice, Compression and Elevation.

Long-Term Acute Care refers to the time frame between the 72-hour period to full recovery. Two types of intervention are typically suggested for this period of time, either warmth only or alternating warm and cold therapy.

The industry's leaders include Thermacare, Ace, Kaz Softheat, Bed Buddy, Thera Med, Cryo Max, Kaz Smart Heat, Well Patch, and Thermipaq. On Statistic.com the annual sales of the leading Over the counter pain relief products in the United States in July 2014 in million U.S. dollars showed Thermacare, one of the industry's leaders, had $58.6 million in U.S. sales in 2014 of its hot cold packs. Thermacare in 2008 showed sales of $51.6 million, showing a gain of $7 million in sales in the last 6 years. Although the industry's leaders as a whole do not have an up to date statistic less than two years old, Statistica.com did report in 2007/2008 combined sales of these 9 industry leaders, mentioned in this paragraph, to be $146.7 million.

Current Operations

Since inception, our operations have primarily consisted of the organization of our business and the development of our business plan. Our business plan includes a detailed three-phase plan in which we have mapped out all of the initial products that we will eventually plan to offer to our clients, as well as the development of the website. Phase 1 of our plan including the initial launch of our website has been completed, however we have not been successful in raising the required funds to implement Phase 2 or 3 of our plan.  Phase 2 involves producing our first generation of devices, and finding distribution from pharmacies, sporting goods stores and health care services companies who specialize in distribution of  medical products.  Phase 3 we intend to produce a larger production of our initial arm band device, rent a warehouse for order fulfillment, hire an employee to fulfill orders and hire office support staff. We do not intend on entering Phase 2 or 3 until the Company raises additional funding either through loans from third parties or a further equity offering.  We continue to actively seek investment capital to allow us to complete the remaining phases of our business plan.

Products

Arm Band Therm-N-Ice

    Our initial product we will offer for sale will be the Therm-N-Ice arm band.  We currently have a working prototype of this device.  It has no moving parts, a rechargeable battery, and it is a mobile unit. The device will have 6 buttons. Red and blue lighting provides visual cues.

3 Concentrated therapy options:

·	continuous cold

·	continuous hot

·	continuous contrast between the hot and cold

    The measurements of the arm band are H = 50 mm, W = 82 mm and D = 140 mm.  The weight of the arm band is approximately .5 kg.

    The setting of the arm band can be personalized for cooling time, cooling intensity, heating time, heating intensity. It will have proprietary software that operates the unit. Once the production and launch of the first generation of the arm band device is started we plan to make 2 subsequent versions of the arm band. One consumer version, and one professional version.

Our Product Prototype

    Initially, our only product will be the Therm-N-Ice Band, which will have a 3-hour battery life, and a 4-button interface. The Professional product version will have a 3-6 hour battery life, dial in temperature control, with dial in time, and will also have the ability to download therapy history.

    We have launched our corporate website and have a cursory discussion of our initial product, the Therm-N-Ice arm band.

Proposed Advertising

    In the first 3 phases, we do not intend initially to directly advertise to customers, however, we will offer presales of units direct to customers on our website once we have the available resources.

Marketing focus

    In the beginning we plan to market our product through the established marketing channels of pharmacies, sporting goods stores, and health care services companies who specialize in distribution of medical products. We plan to contract with one doctor who has connections to health care services companies to introduce our product and create our initial sales. Our CEO has experience in the medical device field, and believes that direct marketing of our product to consumers would not have the potential for sales that it would have being sold through established service companies.

The Website

   As we raise additional capital we will add to our website in order to provide more detailed product information and data including a product page containing the name of product, product number, and detailed description. Our current site lists our  band, and a brief description only. The  band is the only product we are starting sales with.

Product details

   Therm-N-Ice Band Product Description

    Therm-N-Ice is a product with no chemicals applied to the skin that provides consistent pre-set hot and cold temperatures and keeps you on the go.

    Therm-N-Ice is a device that straps to your arm, leg, or almost any area of the body and delivers continuous hot, continuous cold, or Contrast Therapy at the touch of a button.  The device is a prototype and it has been tested by William Mandel to deliver therapy from 3 to 5 hours. There are many factors that affect the therapy times. There is the number of batteries, the type of batteries, performing hot versus cold, the desired hot temperature, the desired cold temperature, and even the ambient temperature. The 3 hour time frame was measured for continuous cold and the 5 hour time frame was for continuous hot, using a 4 battery system. Settings between continuous cold and continuous hot will vary the results.   Further, based on management's internal testing of the prototype, using only two batteries indicated the system lasted for 1.5 to 2.5 hours.  These results triggered the decision to double the battery count to four in order to extend the therapy time frame.

Below is a graph of data collected 5 minutes hot 5 minutes cold over 3.8 hours (4 Batteries):

External Temperature (F)
120
100
80
60
40
20
0
0
2000
4000
6000
8000
10000
12000
14000
16000
External Temperature (F)

    The device is rechargeable. Therm-N-Ice comes with an additional strap for tendon immobilization.

    Hot and cold therapy in a portable device.

Plan of Operations

    Upon raising suitable funding we will begin Phase 2 and 3 of our business plan.  In order to initiate Phase 2 of our operation, we will need to raise enough money to pay to produce the first generation of the Therm-N-Ice arm band.  Our goal would be to initially produce 200 devices for resale.  In order to initiate Phase 3 of our operations, we will have to raise enough money to warehouse and pay for a second generation production for the arm band device.  We would need to have raised enough money to pay for an employee to perform order fulfillment and hire office support staff.

    In 2016 we launched the initial website and will plan to add products as we grow. The full extent of Phase 2 of our business plan and development, depending on suitable funding, will include:

a.
Prototype production- We intend to work with engineers to create the final design, have molds built, and finally produce the first generation of Therm-N-Ice arm band devices for resale to distributors.

b.	Work with a graphic artist to design the packaging for the product. Produce the packaging with the arm bands.

c.	Establish resellers- We intend to contact and establish distribution through pharmacies, companies and health care companies that distribute medical devices.

    Phase 3 of our business plan

1.	Produce a second larger production of arm band devices
2.	Locating and renting warehouse space
3.	Hiring warehouse staff to perform order fulfillment
4.	Hire office support staff
5.	Use marketing dollars to increase acquisition of customers through promotions, endorsements from athletes and sports teams.

In order to complete Phase 2 and 3 of our business plan, we will rely heavily on the management skills of our President and CEO, Mr. Mandel.   The acquisition of the doctor to communicate with distributors for our initial product will be directly related to the work that our CEO does. In the months that follow our marketing plan launch, the work of a website developer will be critical as well. We hope to be in a phase of rapid growth, and our developer will be working hard to optimize our site to search engines so that our product gains customer awareness. Our President will have to work hard to keep all components of our business on track.

Marketing Strategy

We would like to put our marketing strategy on a sound footing right from the start. We have begun initial market research and our CEO has decided the strategy that we will implement to launch our Company.  It is our belief this strategy will provide us with growth if executed properly and we obtain the right distribution networks.

We plan to focus on contacting three distributions in the industry:

Health Service Companies – We believe that using health service companies that already have established customer base, website, and representatives will launch and diffuse our product into the market.

Pharmacies that represent 3rd party products – We believe that using their established network, representatives, and store locations we will find distribution to customers all over the United States.

Sporting Goods Stores- We believe that sporting goods stores have established clientele that frequent their locations, are involved in sports, and could be potential buyers of our product.

Growth Strategy

    We believe our target customers in the public will be people that engage in hobby sports, families with children, college students that either play sports professionally or as a hobby, athletes, and people with injuries who seek an easy solution to apply hot and/or cold therapy. We see gradual expansion from a consumer model to a clinical model, sports model, and military model.  We also hope to grow our website's popularity on the internet, providing us greater name recognition in the US.  However, until such time as we have begun substantive operations, and have produced a greater line of product offerings, we will not be able to adequately assess what portions of our strategy for growth will be most appropriate. However, we envision our success being attributable to our ability to:

-	attract new clients with the design, ease of use, and portability of our product

-	to sustain lower operating costs per customer we plan to use third parties to market our product

-
deploy our capital more effectively having successfully sold our first generation devices and to move to the production of a larger quantity of devices in the second generation production. Our first generation units will be costlier because they will include other related costs such as the initial engineering design expense and production grade molds.  The second generation units will be less costly, because they do not include the other related costs.

Competition

    Our Company will compete for the sales with many other companies in the Hot and Cold market. One competitor that holds a large market share is Therma Care. They sell individual products for hot and cold, each with limited use. The heat product is for single use and can last for 8 to 16 hours. The cold pack is reusable for 10 refreezes. In contrast, the Company's Therm-N-Ice is one product that provides both hot and cold externally to a body part and is completely rechargeable.

    Ace, Curad, and Sunbeam offer reusable gel packs that can be placed in the freezer for cold therapy and heated in the microwave for warm therapy. These companies offer gel packs that are reusable but limited in typically with a one-hour time frame that hot or cold can be delivered to the skin. The hot or cold temperature can start at one extreme and slowly reach skin temperature within that hour. Another disadvantage is possible frostbite or burns from uncontrolled temperature extremes. Therm-N-Ice will not only hold the same pre-determined temperature throughout the therapeutic timeframe but has been tested to verify maintenance of its hottest temperature for 5 hours and its coldest temperature for a minimum of 3 hours. Therm-N-Ice continuously monitors the temperature eliminating the possibility of frostbite or burns.

    Thermipaq is another competitor that offers a clay based pack similar to the gel packs and is used for both hot and cold temperatures. This system has similar limitations as the gel pack.

    The Company has established these five companies as the major competitors to the Therm-N-Ice product.  However, we consider the Therm-N-Ice system to be unique because of the long lasting hot and cold options available on the go with a flick of a switch.

    A challenge to face is to ensure that the cost of this device is low enough to be viable in the marketplace. We hope that by obtaining the US Patent and being one of the first on the market with a device such as this, it will enable the company to penetrate the market with "early adopters" - a person who starts using a product or technology as soon as it becomes available. Our belief is that the people who will be most eager to embrace this solution are those in the recreational sports industry because of their emphasis on mobility and ease of use. We will most likely face direct competitors who may seek to produce a similar device after the launch of this product. We have initiated patent protection to protect our intellectual property, as well as our place in the market. We have also planned for significant upgrade features that will be introduced over time and increase our advantage over competition that may occur in the future. We anticipate that most, if not all, of our competitors will initially have greater business name recognition and access to greater amounts of capital and established relationships with a larger base of current and potential customers. Because of their size and bargaining power, our competitors may be able to draw more customers by having established distribution channels and people familiar with their existent product. As a result, our operations may be significantly and negatively impacted by our larger, more established competitors. Once we commence Phase 2 of our operations, if we are not able to generate enough revenue through the sale of our device, we may be forced to cease operations.

    Our ability to compete successfully will depend, in part, on our CEO finding a doctor who will be a spokesperson to the health services companies and pharmacies, and our ability to anticipate and respond to various competitive factors affecting the industry. These factors include the introduction of new products, changes in consumer preferences, demographic trends, economic conditions, and pricing strategies of competitors. As a result of competition, we may be required to:

•	increase overall spending to ensure we are offering the best quality products and pricing to our customers;
•	continually assess and evaluate our specials and other offers to ensure that we are offering the most compelling and affordable products
•	increase our advertising, promotional spending, as well as other customer acquisition costs.

Employees and Consultants

As of the date of this filing, the Company has no full time or part time employees other than our sole officer, and our director, Mr. William Mandel, and our Chairman of the Board, Dr. Austin. We currently rely on Mr. Mandel, and Dr. Austin, to manage all aspects of our business. Mr. Mandel has committed to devote 25 hours per week to our Company. We intend to add warehouse order fulfillment staff and an accountant as the Company grows. Any such additions will be made at the judgment of management and to meet the Company's then current needs.  Mr. Mandel has entered into an employment agreement with the Company where under he is accruing compensation of $1,000 per month.

Recent Developments.

During the fiscal year ended June 30, 2017, the Company received proceeds totaling $21,950 from various parties subscribing for a total of 1,097,500 shares at $0.02 per share under our Form S-1 registration statement.  We are still actively seeking further investment to complete the objectives of our business plan.

On August 23, 2017, Kelvin Medical, Inc. received its Trading Symbol, KVMD, and has been listed on the OTC Market Site (Pink).

ITEM 1A. RISK FACTORS

    The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

    None.

ITEM 2. PROPERTIES

Office Space

    Our headquarters are located at 10930 Skyranch Place Nevada City, CA 95959. Currently we are using the space rent-free. As of the date of this filing, we have not sought to locate a space to lease for office space. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

    We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFTEY DISCLOSURES

    Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 26, 2017, we received Effect for our Form S-1 Registration Statement under which we offered up to 30,000,000 shares for sale to the public at $0.02. To date we have sold a total of 1,097,500 shares share under the Offering for total proceeds of $21,950.  Our Offering was not fully subscribed.

On August 23, 2017, we received our Trading Symbol, KVMD, and we have been listed on the OTC Market Site (Pink). Presently there is no bid or ask.

Because the Company is quoted on the OTC Markets Pink Sheets, its securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Penny Stock Regulations and Restrictions on Marketability

    The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

    The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

    In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

    These disclosure requirements may have the effect of reducing the trading activity for our common stock once we obtain a listing on a regulated market.  Therefore, stockholders may have difficulty selling their shares of our common stock.

Record Holders

    The Company's common shares are issued in registered form. West Coast Stock Transfer Inc., 721 N. Vulcan Ave.
Suite 205, Encinitas, CA 92024, 619-664-4780 is the registrar and transfer agent for the Company's common shares.

    As of October 11, 2017, the West Coast Stock Transfer shareholders' list of the Company's common shares showed 37 registered shareholders and 64,097,500 shares outstanding, all of which have been recorded by the Company.

Common and Preferred stock

    The Company has authorized 100,000,000 shares with par value of $0.001. We have no preferred stock authorized at this time.

Re-Purchase of Equity Securities

    Not applicable.

Dividends

    The Company has not declared any dividends on its common stock since the Company's inception. There is no restriction in the Company's Articles of Incorporation and Bylaws that will limit its ability to pay dividends on its common stock. However, the Company does not anticipate declaring and paying dividends to its shareholders in the near future.

Recent Sales of Unregistered Securities

    None.

Securities Authorized for Issuance Under Equity Compensation Plans

    As of October 11, 2017, we did not have any authorized Equity Compensation Plans.

Share Purchase Warrants

    We have not issued and do not have any warrants to purchase shares of our stock outstanding.

Options

    We have not issued and do not have any options to purchase shares of our stock outstanding.

 ITEM 6. SELECTED FINANCIAL DATA

	June 30, 2017	June 30, 2016
Revenue, net	$-	$-
Operating Expenses	(87,181)	(63,457)
Net loss	(87,181)	(63,457)
Total Assets	20,280	61,076
Total Liabilities	(28,968)	(4,533)
Stockholders' Equity (Deficit)	(8,688)	56,543

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto included in this Report beginning on page F-1. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Significant Accounting Policies

    Our discussion and analysis of our results of operations and liquidity and capital resources are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, warranty liabilities, share-based payments, income taxes and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the significant accounting policies and assumptions as detailed in Note 1 to the financial statements contained herein may involve a higher degree of judgment and complexity than others.

Emerging Growth Company

    We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

    In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

    We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Our results of operations are presented below:

For the period from inception (May 5, 2016) to June 30, 2016 as compared to the year ended June 30, 2017

For the period from inception (May 5, 2016) to June 30, 2016 and for the twelve months ended June 30, 2017, the Company earned no revenues.   The Company was successful in obtaining its first product order prior to June 30, 2016 and has received a customer deposit in order to commence the fulfillment of the order. Presently we are reliant on funds raised under our S-1 offering during fiscal 2017, as well as advances from officers and directors in order to meet operational expenditures.  Presently we do not have the resources in place to fulfill our first product order. The order remains unfulfilled as of the date of this report.

The Company recorded a net loss of $63,457 in the period from inception (May 5, 2016) to June 30, 2016 consisting of management fees and share based compensation of $62,000 of which $2,000 is a monthly stipend for our sole officer and $60,000 was the cost of issuance of a signing bonus of a cumulative 60,000,000 shares to our sole officer and the Chairman of our Board of Directors, respectively.  The Company recorded general and administrative expenses of $874, and patent license fees of $583 for a total operating loss of $63,457.  During the fiscal year ended June 30, 2017 the Company recorded a net loss of $87,181 consisting of $12,000 in management fees payable to our sole officer, $7,000 in patent license fees, $4,549 in professional fees, $3,632 in general and administrative fees and $60,000 in financing costs in respect to our offering on Form S-1.

    As at June 30, 2017 and 2016 we reported a loss per share of $(0.00), respectively and had 64,097,500 and 63,000,000 shares issued and outstanding respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the period from inception (May 5, 2016) to June 30, 2016 as compared to the year ended June 30, 2017

          As at June 30, 2017 and 2016 the Company had a cash balance of $17,280 and $1,076, respectively and total current assets of $20,280 and $61,076 including $60,000 in capitalized deferred offering costs as at June 30, 2016.  The deferred offering costs were expensed in the current fiscal year.

         As at June 30, 2017 and 2016 the Company had total liabilities of $28,968 and $4,533 respectively including $4,500 (2016-$Nil) in accounts payable, $19,039 in accounts payable - related party (2016 - $1,830), $5,309 (2016 - $1,830) in related party advances and $120 (2016 - $120) as a customer deposit with respect to our first arm band device order.

Prior to June 30, 2016 the Company issued 30,000,000 common shares respectively to each of the President and the Chairman of the Board, as a signing bonus valued at par value per share of $0.001 or a cumulative $60,000.  Further the Company issued 3,000,000 shares to S-1 Services, LLC in respect of a consulting agreement valued at $0.02 per share or $60,000.  During the fiscal year ended June 30, 2017 the Company issued 1,097,500 shares at $0.02 per share for proceeds of $21,950 in respect to our offering on Form S-1.

Cashflows from Operating Activities

For the period from inception (May 5, 2016) to June 30, 2016 as compared to the year ended June 30, 2017

During the year ended June 30, 2017 and the period from inception to June 30, 2016, the Company has used cash in operations of $9,225 and $754 respectively.

Cashflows from Investing Activities

For the period from inception (May 5, 2016) to June 30, 2016 as compared to the year ended June 30, 2017

During the year ended June 30, 2017 and period from inception to June 30, 2016, the Company has undertaken no investing activities.

Cashflows from Financing Activities

For the period from inception (May 5, 2016) to June 30, 2016 as compared to the year ended June 30, 2017

During the year ended June 30, 2017 and period from inception to June 30, 2016, the Company has received $25,429 and $1,830 in cash from financing activities. During fiscal 2017 the Company received $3,479 as related party advances compared to $1,830 in fiscal 2016.  During fiscal 2017 the Company has received $21,950 in proceeds from the sale of securities with no comparative result in fiscal 2016.

At June 30, 2017 and June 30, 2016, we had cash on hand of $17,280 and $1,076, respectively.  We anticipate that our minimum expenses over the next 10 - 12 months will be approximately $160,000, accounting for the continuing implementation of our business plan, including our anticipated general administrative expenses, professional fees, and an initial order of arm band devices marketed by our existing management team. Taking into consideration our cash on hand, we will need a minimum amount of $140,000 to meet our operating expenses for the next 12 months. This minimum anticipated financing requirement takes into account our current cash, our professional fees, including the ongoing costs of being a publicly reporting company.  We estimate the costs of being a public reporting Company to be approximately $35,000 over the next 12 months.

Description	Time period	Estimated maximum expenses
Costs of meeting public reporting requirements	10-12 months	$35,000
General office, patent fees, salaries and website maintenance	10-12 months	$25,000
Initial product run – 100 arm band devices	10-12 months	$100,000
Total		$160,000

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in Note 1 of our audited financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recent accounting pronouncements

    In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The accounting standard update will be effective for The Company beginning January 1, 2018 on a prospective basis, and early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

    In March 2017, the FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities" that shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. This guidance will be adopted using a modified retrospective transition approach. The adoption of this guidance is not expected to materially impact our results of operations, financial condition or liquidity.

    In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04. This guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for all interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

    In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740): This update simplifies the accounting for the income tax consequences of transfers of assets from one unit of a corporation to another unit or subsidiary by eliminating an accounting exception that prevents the recognition of current and deferred income tax consequences for such "intra-entity transfers" until the assets have been sold to an outside party. The amendment should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment directly to retained earnings as of the beginning of the period

    In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its condensed consolidated cash flows and related disclosures.

    The Company has evaluated all new accounting standards that are in effect and may impact its financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not hold any assets or liabilities requiring disclosure under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements appear beginning on page F-1.

KELVIN MEDICAL INC.
FINANCIAL STATEMENTS

Heaton & Company, PLLC

Kristofer Heaton, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Kelvin Medical, Inc.

We have audited the accompanying balance sheets of Kelvin Medical, Inc. (the Company) as of June 30, 2017 and 2016, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2017 and for the period from May 5, 2016 (inception) through June 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kelvin Medical, Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the year ended June 30, 2017 and for the period from May 5, 2016 (inception) through June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC
Farmington, Utah
October 12, 2017

240 N. East Promontory
Suite 200
Farmington, Utah 84025
 (T) 801.218.3523

heatoncpas.com

KELVIN MEDICAL, INC.
BALANCE SHEETS

	June 30,	June 30,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$17,280	$1,076
Other receivable	3,000	-
Deferred offering costs	-	60,000
Total current assets	20,280	61,076

TOTAL ASSETS	$20,280	$61,076

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$4,500	$-
Accounts payable, related parties	19,039	2,583
Advances, related parties	5,309	1,830
Customer deposit	120	120
Total current liabilities	28,968	4,533

Total liabilities	28,968	4,533

Commitments and Contingencies		-

Stockholders' equity (deficit)
Common stock, $0.001 par value: shares authorized 100,000,000; 64,097,500 and 63,000,000 shares issued and outstanding as June 30, 2017 and 2016 respectively	64,098	63,000
Additional paid in capital	77,852	57,000
Retained deficit	(150,638)	(63,457)
Total stockholders' equity (deficit)	(8,688)	56,543
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$20,280	$61,076

The accompanying notes are an integral part of these financial statements.

KELVIN MEDICAL, INC.
STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30, 2017	Period from inception (May 5, 2016) to June 30, 2016

Net sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
Management fees	12,000	62,000
Patent license fees	7,000	583
Professional fees	4,549	-
Financing costs	60,000	-
General and administrative expenses	3,632	874
Total operating expenses	87,181	63,457

Loss from operations	(87,181)	(63,457)

Income (loss) before taxes	(87,181)	(63,457)

Provision for income tax expense	-	-

Net (loss)	$(87,181)	$(63,457)

Net (loss) per common shares (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding - Basic and diluted	63,238,178	50,839,286

The accompanying notes are an integral part of these financial statements.

KELVIN MEDICAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Deficit	Total Stockholders' Deficit
Balance, May 5, 2016 (date of inception)	-	$-	$-	$-	$-
Issuance of common stock for services at $0.001 per share	60,000,000	60,000	-	-	60,000
Issuance of common stock for services at $0.02 per share	3,000,000	3,000	57,000	-	60,000
Net loss for the period	-	-	-	(63,457)	(63,457)
Balance, June 30, 2016	63,000,000	63,000	57,000	(63,457)	56,543
Issuance of common stock from private placement at $0.02 per share	1,097,500	1,098	20,852		21,950
Net loss for the period				(87,181)	(87,181)
Balance, June 30, 2017	64,097,500	$64,098	$77,852	$(150,638)	$(8,688)

The accompanying notes are an integral part of these financial statements.

KELVIN MEDICAL, INC.
STATEMENT OF CASH FLOWS

	Fiscal Year Ended June 30, 2017	Period from inception (May 5, 2016) to June 30, 2016
Cash Flows from Operating Activities
Net loss	$(87,181)	$(63,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	60,000
Changes in operating assets and liabilities:
Other receivable	(3,000)	-
Deferred financing costs	60,000
Accounts payable	4,500	-
Accounts payable, related parties	16,456	2,583
Customer deposits	-	120
Net cash used in operating activities	(9,225)	(754)

Cash Flows from Investing Activities	-	-
Net cash provided from (used by) investing activities	-	-

Cash Flows from Financing Activities
Advances,related parties	3,479	1,830
Proceeds from private placement	21,950	-
Net cash provided from (used by) financing activities	25,429	1,830

Increase (decrease) in cash and cash equivalents	16,204	1,076
Cash and cash equivalents at beginning of period	1,076	-
Cash and cash equivalents at end of period	$17,280	$1,076

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KELVIN MEDICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity: Kelvin Medical, Inc. (the "Company") was incorporated in the State of Nevada on May 5, 2016.  We are a recently organized company that intends to engage in the sale of medical devices. The Company was founded to market the product called Therm-N-Ice. Therm-N-Ice is a device that applies hot or cold externally to the body part upon which it has been placed. The use of hot and cold applied externally to a body part is found in medical and even non-medical locations. The Company suggests a simple solution that will reduce the burden of these tasks and allow people to remain mobile rather than pausing life activities. Our headquarters are located at 10930 Skyranch Place, Nevada City, California 95959.

To date, our activities have been limited to formation and the development of a business plan.  During the year we concluded a registration statement to offer up to 30,000,000 shares at $0.02 per share. We have successfully obtained a listing on the OTC Pink Markets under the symbol "KVMD", but have not yet commenced trading of our shares. Our offering was completed during the year and we are now exploring other sources of capital to fund our operations so that we can fully implement our business plan. In the current emerging growth phase, we anticipate we will continue to incur operating losses.

Financial Statement Presentation: The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at June 30, 2017 and June 30, 2016 is $Nil, respectively.

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

Warranty: Products will be shipped to customers and retail locations from our warehouse facility. All products will be covered by a limited one-year warranty for defects and non-performance. Upon commencement of sales we will provide a provision for any obligations which may arise under our warranty policy which will be tested against actual warranty returns on an annual basis.  Our products will carry a manufacturer's warranty for parts and assembly that will address defects in production or parts which will be recoverable from the original manufacturers in those circumstances.

KELVIN MEDICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $Nil during the fiscal year ended June 30, 2017 and 2016, respectively.

Income taxes: The Company has adopted ASC Topic 740, "Income Taxes". ASC Topic 740 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share: In accordance with ASC Topic 280 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

New Accounting Pronouncements:

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The accounting standard update will be effective for The Company beginning January 1, 2018 on a prospective basis, and early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities" that shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. This guidance will be adopted using a modified retrospective transition approach. The adoption of this guidance is not expected to materially impact our results of operations, financial condition or liquidity.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04. This guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for all interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

KELVIN MEDICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

New Accounting Pronouncements: (cont'd)

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740): This update simplifies the accounting for the income tax consequences of transfers of assets from one unit of a corporation to another unit or subsidiary by eliminating an accounting exception that prevents the recognition of current and deferred income tax consequences for such "intra-entity transfers" until the assets have been sold to an outside party. The amendment should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment directly to retained earnings as of the beginning of the period

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its condensed consolidated cash flows and related disclosures.

The Company has evaluated all new accounting standards that are in effect and may impact its financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

2.	GOING CONCERN

The Company has experienced net losses to date, and it has not generated revenue from operations. The Company will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short-term or long-term financing or debt financing, to enable the Company to reach profitable operations. If the Company fails to generate positive cash flow or obtain additional financing, when required, it may have to modify, delay, or abandon some or all of its business and expansion plans.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

3.	PATENT LICENSE AGREEMENT

On May 10, 2016, the Company entered into a patent license agreement with Oasis Medical Solutions, a sole proprietorship controlled by our board of directors and organized in the State of California ("Licensor") under which the Licensor desires to grant and the Company desires to accept an exclusive license of the Patent for the building of, and use of, machines incorporating the Patent's technology under certain terms and conditions.  Both of the parties agree that the ownership of the Patent and the goodwill relating thereto, and any associated improvements, whether developed by the Company, or both parties jointly, shall remain vested in Licensor both during the term of the agreement and thereafter, and the Company further agrees never to challenge, contest or question the validity of the Licensor's ownership of the Patent or any associated registrations therewith.

KELVIN MEDICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

3.	PATENT LICENSE AGREEMENT (cont'd)

As consideration for the exclusive license granted, the Company shall pay to Licensor the following fees:

(a)	An ongoing maintenance fee of $500 per month plus an additional annual fee of $1,000;
(b)	Royalty fees of 6% per machine sold or leased under this license, payable within thirty (30) days of agreement reached with the customer/lessee. Payments can be grouped on a monthly occurring basis;

(c)	This license shall be considered null and void if production is not obtained within a 5-year period of the date stated above and the license, and all rights thereunder, will return to the Licensor.

The term of the license agreement shall be for 15 years, but will not extend beyond the full term of the patent. Within a year from the ending of the patent term, parties may negotiate an ongoing arrangement.

During the twelve months ended June 30, 2017, the Company incurred $7,000 in license fees (June 30, 2016 - $583).

4.	CONSULTING AGREEMENT

On June 1, 2016, the Company entered into a consulting agreement with a consultant who is in the business of assisting private companies in the process of going public and getting listed on the OTC Pink through the Form S-1 Registration. Under the terms of the consulting agreement, the Consultant shall provide certain services with respect to the Form S-1 Registration Statement, from commencement and preparation of the Form S-1 to receipt of Notice of Effectiveness, retention and payment of the required legal and accounting professionals, and thereafter to work with a market maker to provide a completed and accepted Form 15c2-11 with FINRA, DTC eligibility, a trading symbol and listing on OTC Pink.  As compensation under the consulting agreement S-1 Services LLC, the consultant, received 3,000,000 shares of the Company's common stock at $0.02 per share for a value of $60,000.

The $60,000 in costs relating to such Registration Statement was expensed at the current fiscal year end as the offering was not deemed successful.  Further, a balance of $3,000 is included on the balance sheet as "Other receivable", in respect to amounts advanced to service providers by the Company which are required to be reimbursed by the Consultant under this agreement.

5.	CUSTOMER DEPOSITS

As at June 30, 2017 and June 30, 2016 the Company has received a customer deposit of $120 in respect to the sale of three units of the Therm-N-Ice arm band.  The deposit represents a one-third deposit for each of the three units ordered.

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

During the fiscal year ended June 30, 2017, the Company has received proceeds totaling $21,950 from various parties subscribing for a total of 1,097,500 shares at $0.02 per share under our Form S-1 registration statement.

KELVIN MEDICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

7.	RELATED PARTY TRANSACTIONS

a.	Management services:

On May 15, 2016, the Company entered into a twelve-month agreement for management services with Mr. William Mandel, our President, Secretary, Treasurer and member of the Board of Directors. Under the terms of the agreement the Company issued 30,000,000 shares as a bonus to Mr. William Mandel valued at $30,000 or par value, and shall pay $1,000 monthly in cash consideration.  There has been $12,000 (2016- $2,000) accrued and recorded as Accounts Payable, Related party, in relation to services rendered for the fiscal year ended June 30, 2017 by Mr. Mandel. A total of $14,000  (2016 - $2,000) remains payable at June 30, 2017.   The contract was extended for a further twelve month term during fiscal 2017.

b.	Advances

During the year ended June 30, 2017 Oasis Medical Solutions,  a sole proprietorship controlled by our board of directors, advanced a total of $3,935 (2016 - $1,374).  As at June 30, 2017 a total of $5,309 remained due and payable (2016 - $1,374).

During fiscal 2017 and amount advanced in the prior fiscal year totaling $456 by Kelvin Medical LLC, a company controlled by our board of directors, was assigned to Mr. William Mandel directly for repayment when Kelvin Medical LLC was dissolved.  This amount is included in Accounts payable – related party on our balance sheets.

Advances received were used to provide working capital as required by the Company for ongoing operations.

c.  License fees

The Company accrues license fees in respect to a patent license agreement with Oasis Medical Solutions (ref: Note 3 above).   As at June 30, 2017 a total of $4,583 remains payable under the terms of this agreement.

8.	INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Operating loss carry-forwards generated during the period from May 5, 2016 (date of inception) through June 30, 2017 of approximately $150,638, will begin to expire in 2036.   The Company applies a statutory income tax rate of 34%.

The Company had deferred income tax assets as of June 30, 2017 and June 30, 2016 as follows:

	June 30, 2017	June 30, 2016
Loss carryforwards	$51,217	$21,575
Less – accrued management fees	(4,760)	(680)
Less - valuation allowance	(46,457)	(20,895)
Total net deferred tax assets	$-	$-

Tax years from inception to fiscal year ended June 30, 2016 are not yet filed and are open for examination by the taxing authorities.

KELVIN MEDICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

9.	SUBSEQUENT EVENTS

On August 23, 2017, Kelvin Medical, Inc. received its Trading Symbol, KVMD, and has been listed on the OTC Market Site (Pink).

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

    There are no changes in or disagreements with accountants on accounting and/or financial disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2017, because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

    Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

    All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

    Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of June 30, 2017, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

    As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements" established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2017:

1)
Lack of an independent audit committee or audit committee financial expert. Our Chairman of the Board is our only independent director, but is also a major shareholder. We have a single officer. These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;
3)	Insufficient segregation of duties.

Management's Remediation Initiatives

    As of June 30, 2017, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

    Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended June 30, 2017, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size. Management also believes that these weaknesses did not have an effect on our financial results.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    Our sole officer and director and our Chairman of the Board are husband and wife. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us. Our Board of Directors is comprised of only one class of director.

    The following table sets forth the names and ages of our current directors and executive officer and the principal offices and positions held by each person with us. Our Board of Directors appoints our executive officers. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of shareholders, death, resignation or removal by the Board of Directors.

Name	Age	Position
William Mandel	59	Director, President, CEO, CFO, Secretary and Treasurer
Margaret V. Austin	58	Chairman of the Board

Biographical Information

William Mandel, MBA

William Mandel is the CEO, President, Secretary, Treasurer and Director of Kelvin Medical, Inc. Mr. Mandel has an Electrical Engineering background; he graduated from U.C.L.A and has worked in Medical Device technology development for over 25 years. He has worn a variety of hats throughout his career. As an Engineer, he understands the inner-workings of devices and the process required to design a product and carry it through to production. As a Team Leader, Mr. Mandel has an expanded understanding of the scope and magnitude of bringing a product to market.

In the crucial role of Engineering Manager and as VP of Product Development, he sharpened his skills in managing a multitude of projects, people and budgets. Mr. Mandel has a wide range of accumulated experience in various fields: medical instrumentation, software and hardware development, business owner and entrepreneur, and freelance consultant. Mr. Mandel's various business experiences have given him an understanding of design, development, marketing, sales, production, and distribution, as well as the opportunity to lead and run his own business, and will be great assets in running the daily operations of Kelvin Medical.

Mr. Mandel earned a Masters of Business Administration, which has further expanded his knowledge and skills, and will be instrumental in his position as Chief Executive Officer and Director of the Company.

Mr. Mandel has experience in almost every aspect of business and specialized in Medical Devices throughout his career which spans 30 years of progressively responsible positions. Over the course of his successful professional life, Mr. Mandel has been active in many different roles, each of which provided an opportunity to learn the skills needed for the various positions in a Medical Device Company. At two of the companies for which he worked, Mr. Mandel was in charge of evaluating Medical Device companies for acquisitions and making recommendations to the board of directors. It was through his execution of this role that his understanding of the strengths and weaknesses of companies and what is required to successfully run one, in both the public and private sector, were further developed and consolidated. In addition, Mr. Mandel has worked for several startup companies and even started two of his own businesses which provided him with an understanding of the hard work and diligence required in this arena. Mr. Mandel currently oversees a company of 20+ people and is immersed in the inner functioning of this business. Mr. Mandel acquired his Masters in Business Administration which furthered his business acumen and training to become a director of a publicly traded company. Mr. Mandel believes that one of the most important elements of being the director of a company is having a vision of the company's goals and future development. He is well equipped to become the director of Kelvin Medical, Inc.

       From 2010 to the present Mr. Mandel has held the position of Director of Operation Regulatory Affairs and Quality Assurance at Eigen.

        Mr. Mandel's directorship with Eigen will not interfere with, or cause any conflict with Mr. Mandel's ability to successfully run the every day business of the Company, nor will it conflict with his ability to operate the Company.  There will be no conflict or competition between Eigen and Kelvin Medical, Inc. as the two companies develop completely different types of medical devices.

Margaret V. Austin, PhD

      Margaret V. Austin, Ph.D.is a clinical psychologist with a varied background, and is our Chairman of the Board. Early in her career she specialized in clinical work with children and their families. She later moved into supervising the clinical work of others which enabled her to step back from direct client work and help others learn the skills and techniques that drove the success of her own clinical work. Her ongoing interest in technology expanded when she and her husband started their first business, a practice management software system for psychologists in 1993.

       Dr. Austin received her M.S. in Psychology from Tennessee State University and her PhD in Clinical Psychology from California School of Professional Psychology, Berkeley.  She founded Oasis Medical Solutions in 2008 and continues operating it today.  Dr. Austin has been in private practice in Nevada City, California since 2014, practicing in the field of Neurofeedback and Psychotherapy.  In 2014, she became a Managing Member of Kelvin Medical, LLC, a California limited liability company, and in 2016, Dr. Austin was appointed Chairman of the Board of Directors of Kelvin Medical, Inc., a Nevada corporation.

       Additionally, Dr. Austin has years of academic experience in the field of Psychology; in 1989 – 1990, Dr. Austin was an Educational Test Administrator for the Federal Correctional Institute in Pleasanton, California.  From 1990 – 1993, Dr. Austin was an Adjunct Assistant Professor at the University of Denver, School of Professional Psychology.  From 2002 – 2008, Dr. Austin was a part time instructor at the San Diego University for Integrative Studies, and from 2008 to the present, Dr. Austin has been a part time instructor of Research Psychology, at Sierra College, in both Rocklin and Grass Valley, California.

       During an extensive illness of her mother, Dr. Austin witnessed her mother's extensive exposure to medical devices, along with the challenges and failures inherent in medical device usage, peaking her interest in the medical device industry.  In 1998, Dr. Austin founded Outer Montana Systems for the purpose of maximizing technology in the medical device industry, designing and developing innovative projects relative to the medical device industry.

             Dr. Austin's proven ability to successfully run her own practice as well as her great compassion toward those in need of medical apparatus, will serve invaluable in her position as Chairman of the Board with the Company.

     Dr. Austin has always been a natural leader. There are numerous examples of her leadership skills from childhood into her education and throughout her career. From leading small groups in scouting and swim team fundraising to organizing study groups, talent show performances and charitable drives, her leadership skills have evolved over the years. Even during the early years of her psychology career, Dr. Austin pursued leadership positions such as becoming the Treatment Leader of 14 adolescents and 12 staff directly after graduation, on to the Director of Mental Health for an Indian Reservation Service Unit, and then becoming the Assistant Director of Mental Health for a medium sized California county. As a psychologist, Dr. Austin views the world from a psychological perspective which provides a unique understanding of people and systems allowing her to see both the personal and system-wide impact of leadership decisions. From this vantage point, Dr. Austin is privy to the big picture view of business processes as well as exceptional insight and clarity of mind. She is an outstanding problem solver and is able to move successfully through even the most stressful of situations. Dr. Austin has also started her own businesses and well understands what it takes to get a startup off the ground and into successful production. Given her unique set of skills, Dr. Austin is well suited for leadership positions within Kelvin Medical, Inc.

Dr. Austin's position with Oasis Medical Solutions, as well as the operation of her private practice, will not interfere with, or cause any conflict with Dr. Austin's ability to perform her duties as Chairman of the Board of the Company.  There will be no conflict or competition between Oasis Medical Solutions and Kelvin Medical, Inc. as Oasis continues to advance its development and design projects of medical devices, which will have a future positive impact on Kelvin's position to move into the distribution of additional medical devices.

Significant Employees

    We do not employ any non-officers who are expected to make a significant contribution to our business.

Involvement in Certain Legal Proceedings

    To the best of the Company's knowledge, other than as set forth herein, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers or directors:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

    We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committee of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

    Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost of retaining such a financial expert at this time is prohibitive. Further, because we are a development stage business, we believe the services of an audit committee financial expert are not necessary at this time.

Code of Ethics

    We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

Potential Conflict of Interest

    Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our sole officer has the authority to determine issues concerning management compensation, including his own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with our sole officer or directors.

Board of Director's Role in Risk Oversight

    The Board of Directors assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive and operational risks. The Board of Directors dedicates time at each of its meetings to review and consider the relevant risks faced at that time. In addition, since the Company does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of the Company's financial risk exposures.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last two fiscal years (together, the "Named Executive Officers").

Summary Compensation Table

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
William Mandel	CEO, President, Secretary and Treasurer (1)	2017	-12,000-	-0-	-0-	-0-	-0-	-0-	-0-	-12,000-
		2016	-2,000-	-0-	-0-	-0-	-0-	-0-	-30,000-	-32,000-

Notes to Summary Compensation Table:

(1) On May 5, 2016 Mr. William Mandel was appointed to serve as President, CEO, Secretary, Treasurer, and Director of the Company to manage the affairs of the Company for a one (1) year period (the "Term").  This contract was extended for a further year during fiscal 2017.  Under a management agreement dated May 15, 2016, Mr. Mandel receives a monthly stipend of $1,000 and was issued 30,000,000 shares of common stock as a signing bonus valued at  $30,000.   His $1,000 monthly stipend has been accrued and unpaid since inception and the $14,000 is accrued on the Company's balance sheet.

Employment Agreements

The Company has entered into an employment agreement with Mr. William Mandel, a director and our sole officer, effective May 15, 2016 which provides for a monthly stipend of $1,000 and a signing bonus paid in fiscal 2016 of 30,000,000 shares of common stock valued at $30,000.  The contract has been extended for another one year term as at June 30, 2017.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Officer Compensation

Described above.

Director Compensation

Name	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Margaret Austin,	Director, Chairman of the Board	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
		2016	-0-	-0-	-0-	-0-	-0-	-0-	30,000 (1)	30,000
(1)On May 5, 2016 Dr. Margaret Austin was appointed as Chairman of the Company's Board of Directors.  Concurrently, Dr. Austin entered into a compensation agreement for her services to the Board whereby she received 30,000,000 shares of the Company's common stock valued at $30,000 for services.  There was no further compensation to Dr. Austin in fiscal 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth certain information at October 11, 2017, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of October 11, 2017, we had 64,097,500 shares of Common Stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	William Mandel 10930 Skyranch Place Nevada City, CA 95959	30,000,000	46.80%
Common Stock	Margaret Austin 10930 Skyranch Place Nevada City, CA 95959	30,000,000	46.80%
	Total	60,000,000	93.60%

 (1)  Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

Securities Authorized for Issuance Under Equity Compensation Plans

    As of June 30, 2017, we did not have any authorized Equity Compensation Plans. Further, we have no plans to create any such plan or plans during the fiscal year ending June 30, 2018.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    On May 15, 2016, the Company entered into a twelve-month agreement for management services with Mr. William Mandel, our President. Secretary, Treasurer and member of the Board of Directors. Under the terms of the agreement the Company issued 30,000,000 shares as a bonus to Mr. William Mandel valued at $30,000 or par value, and shall pay $1,000 monthly in cash consideration.  The contract was extended for a further year prior to the close of fiscal 2017. There has been $14,000 accrued and recorded as Accounts Payable, Related party, in relation to services rendered up to June 30, 2017 by Mr. Mandel.

                On May 15, 2016, the Company entered into twelve-month agreement with Dr. Margaret Austin, the spouse of our President, Mr. William Mandel, for her services as Chairman of Board. Under the agreement the Company issued 30,000,000 shares as a bonus to Dr. Margaret Austin effective the date of the agreement valued at $30,000 or par value. There has been no further compensation paid to Dr. Austin.

                Further, Mr. Mandel provides us with office space free of charge at this time.

                On June 30, 2016, the Company entered into a patent license agreement with Oasis Medical Solutions, a sole proprietorship organized in the State of California and controlled by our board of directors ("Licensor") under which the Licensor desires to grant and the Company desires to accept an exclusive license of the Patent for the building of, and use of, machines incorporating the Patent's technology under the certain terms and conditions.  Licensor is the holder, via assignment from the inventor, William R. Mandel of the U.S. Patent Number: PCT/US11/39860 on "APPARATUS FOR THERAPEUTIC COOLING AND WARMING OF A BODY PORTION OF A HUMAN OR MAMMAL" (the "Patent," "Medical Device") that, among other things, warms and cools portions of the human or mammal body".  During the twelve months ended June 30, 2017, the Company incurred $7,000 in patent license fees (June 30, 2016 - $583).

                During the year ended June 30, 2017, Oasis Medical advanced a total of $3,935 (2016 - $1,374).  As at June 30, 2017 a total of $5,309 remained due and payable (2016 - $1,374).

During fiscal 2017 and amount advanced in the prior fiscal year totaling $456 by Kelvin Medical LLC, a company controlled by our board of directors, was assigned to Mr. William Mandel directly for repayment when Kelvin Medical LLC was dissolved.  This amount is included in Accounts payable – related party on our balance sheets.

                Advances received were used to provide working capital as required by the Company for ongoing operations.

       Other than the foregoing, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the beginning of our last fiscal year, or in any proposed transaction to which we propose to be a party:

(A)	any of our director(s) or executive officer(s);
(B)	any nominee for election as one of our directors;
(C)	any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our Common Stock; or
(D)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

                During the years ended June 30, 2017 and 2016 the Company incurred auditing expenses of approximately $2,500 and $3,000, respectively, which includes audit and review engagement services.  There were no other audit related services or tax fees incurred. There were no other audit related services or tax fees incurred.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Company's financial statements filed as part of this annual report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
31.1*
Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
101.INS*	XBRL INSTANCE DOCUMENT (1)
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA (1)
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (1)
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (1)
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE (1)
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (1)
*Filed herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kelvin Medical, Inc.

Date: October 13, 2017	By: /s/William Mandel
William Mandel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William Mandel	Chief Executive Officer, Chief Financial Officer, Secretary and Director	October 13, 2017
William Mandel

/s/ Margaret Austin	Chairman of the Board of Directors	October 13, 2017
Margaret Austin