Form 10-Q
period 2017-09-30
Kelvin Medical, Inc.
filed 2017-11-07
CIK 1679836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-55856
Commission File Number

KELVIN MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	81-2552488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10930 Skyranch Place Nevada City, CA	95959
(Address of principal executive offices)	(Zip Code)

(530) 388-8706
(Registrant's telephone number, including area code)

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

64,097,500 common shares outstanding as of November 3, 2017
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

KELVIN MEDICAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.  For further information, refer to the financial statements and footnotes thereto included in our company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 13, 2017.

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets as of September 30, 2017 (Unaudited) and June 30, 2017	F-1
Interim Unaudited Statements of Operations for the three months ended September 30, 2017 and 2016	F-2
Interim Unaudited Statement of Cash Flows for the three months ended September 30, 2017 and 2016	F-3
Notes to Financial Statements (Unaudited)	F-4 to F-7

KELVIN MEDICAL, INC.
BALANCE SHEETS

	September 30,	June 30,
	2017	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,375	$17,280
Other receivable	3,000	3,000
Total current assets	9,375	20,280

TOTAL ASSETS	$9,375	$20,280

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$9,000	$4,500
Accounts payable, related parties	21,289	19,039
Advances, related parties	5,934	5,309
Customer deposit	120	120
Total current liabilities	36,343	28,968

Total liabilities	36,343	28,968

Commitments and Contingencies

Stockholders' equity (deficit)
Common stock, $0.001 par value: shares authorized 100,000,000; 64,097,500 and shares issued and outstanding as September 30, 2017 and June 30, 2017	64,098	64,098
Additional paid in capital	77,852	77,852
Retained deficit	(168,918)	(150,638)
Total stockholders' equity (deficit)	(26,968)	(8,688)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$9,375	$20,280

The accompanying notes are an integral part of these unaudited financial statements.

KELVIN MEDICAL, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months ended September 30,
	2017	2016
Net sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
Management fees	3,000	3,000
Patent license fees	1,750	1,750
Professional fees	13,500	-
General and administrative expenses	30	30
Total operating expenses	18,280	4,780

Loss from operations	(18,280)	(4,780)

(Loss) before taxes	(18,280)	(4,780)

Provision for income tax expense	-	-

Net (loss)	$(18,280)	$(4,780)

Net (loss) per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding - Basic and diluted	64,097,500	63,000,000

The accompanying notes are an integral part of these unaudited financial statements.

KELVIN MEDICAL, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(18,280)	$(4,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	4,500	(3,000)
Accounts payable, related parties	2,250	4,750
Net cash used in operating activities	(11,530)	(3,030)

Cash Flows from Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows from Financing Activities
Advances, related parties	625	3,060
Net cash provided from (used by) financing activities	625	3,060

Increase (decrease) in cash and cash equivalents	(10,905)	30
Cash and cash equivalents at beginning of period	17,280	1,076
Cash and cash equivalents at end of period	$6,375	$1,106

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

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

To date, our activities have been limited to formation and the development of a business plan.  During the year ended June 30, 2017 we concluded a registration statement to offer up to 30,000,000 shares at $0.02 per share. We have successfully obtained a listing on the OTC Pink Markets under the symbol "KVMD", but have not yet commenced trading of our shares. Our offering was completed during the year and we are now exploring other sources of capital to fund our operations so that we can fully implement our business plan. In the current emerging growth phase, we anticipate we will continue to incur operating losses.

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2017 and June 30, 2017 is $Nil, respectively.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $Nil during the three months ended September 30, 2017 and 2016, respectively.

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

New Accounting Pronouncements:

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The objective of the ASU is to improve the financial reporting of hedging relationships in order to better portray the economic results of an entity's risk management activities in its financial statements and to make certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2017-12 on the Company's financial statements.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

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

During the three months ended September 30, 2017, the Company incurred $1,750 in license fees (September 30, 2016 - $1,750).

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

The $60,000 in costs relating to such Registration Statement was expensed during the fiscal year ended June 30, 2017 as the offering was not deemed successful.  Further, a balance of $3,000 is included on the balance sheet as "Other receivable", in respect to amounts advanced to service providers by the Company which are required to be reimbursed by the Consultant under this agreement.

5.	CUSTOMER DEPOSITS

As at September 30, 2017 and June 30, 2017 the Company has received a customer deposit of $120 in respect to the sale of three units of the Therm-N-Ice arm band.  The deposit represents a one-third deposit for each of the three units ordered.

6.	COMMON STOCK

There were no shares issued during the three months ended September 30, 2017.

During the fiscal year ended June 30, 2017, the Company received proceeds totaling $21,950 from various parties subscribing for a total of 1,097,500 shares at $0.02 per share under our Form S-1 registration statement.

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

7.	RELATED PARTY TRANSACTIONS

a.	Management services:

On May 15, 2016, the Company entered into a twelve-month agreement for management services with Mr. William Mandel, our President, Secretary, Treasurer and member of the Board of Directors. Under the terms of the agreement the Company issued 30,000,000 shares as a bonus to Mr. William Mandel valued at $30,000 or par value, and shall pay $1,000 monthly in cash consideration.  There has been $3,000 (September 30, 2016- $3,000) accrued and recorded as Accounts Payable, Related party, in relation to services rendered for the three months ended September 30, 2017 by Mr. Mandel. A total of $17,000 (as of June 30, 2017 - $14,000) remains payable at September 30, 2017.   The contract was extended for a further twelve month term during fiscal 2017.

b.	Advances

During the three months ended September 30, 2017 Oasis Medical Solutions, a sole proprietorship controlled by our board of directors, advanced a total of $625 (2016 - $3,060). As at September 30, 2017 a total of $5,934 remained due and payable (2017 - $5,309) to this related entity.

During fiscal 2017 an amount advanced in the prior fiscal year totaling $456 by Kelvin Medical LLC, a company controlled by our board of directors, was assigned to Mr. William Mandel directly for repayment when Kelvin Medical LLC was dissolved.  This amount is included in Accounts payable – related party on our balance sheets.

Advances received were used to provide working capital as required by the Company for ongoing operations.

c.  License fees

The Company accrues patent license fees in respect to a patent license agreement with Oasis Medical Solutions (ref: Note 3 above).   As at September 30, 2017 and June 30, 2017 a total  $3,833 and $4,583 remained payable under the terms of this agreement, respectively. A total of $1,750 was incurred as new charges in the period ended September 30, 2017 (2016 - $1,750) and the Company paid a total of $2,500 to reduce the outstanding account (2016 - $nil).

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

Operating loss carry-forwards generated during the period from May 5, 2016 (date of inception) through September 30, 2017 of approximately $168,918, will begin to expire in 2036.   The Company applies a statutory income tax rate of 34%.

The Company had deferred income tax assets as of September 30, 2017 and June 30, 2017 as follows:

	September 30, 2017	June 30, 2017
Loss carryforwards	$57,432	$51,217
Less – accrued management fees	(5,780)	(4,760)
Less - valuation allowance	(51,652)	(46,457)
Total net deferred tax assets	$-	$-

Tax years from inception to fiscal year ended June 30, 2017 are not yet filed and are open for examination by the taxation authorities. The Company has no tax positions at June 30, 2017 and 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.The Company has filed for extensions in the applicable periods and is not expecting any penalties or interest charges with respect to their accumulated losses to date. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company has no accruals for interest and penalties since inception.

9.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares of our capital stock.

The management's discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended September 30, 2017 and audited financial statements for the year ended June 30, 2017, along with the accompanying notes.

Working Capital

	At September 30, 2017	At June 30, 2017
Current Assets	$9,375	$20,280
Current Liabilities	$36,343	$28,968
Working Capital (Deficit)	$(26,968)	$(8,688)

Current assets include cash on hand of $6,375 (June 30, 2017 – $17,280) and other receivables of $3,000 (June 30, 2017 - $3,000).  Current liabilities include accounts payable of $8,999 (June 30, 2017 - $4,500), accounts payable – related parties of $21,290 (June 30, 2017 - $19,039), advances from related parties of $5,934 (June 30, 2017 - $5,309) and customer deposits of $120.

Cash Flows

	Three Months ended September 30,
	2017	2016
Net cash (used) in operating activities	$(11,530)	$(3,030)
Net cash provided by financing activities	$625	$3,060
Net increase (decrease) in cash during period	$(10,905)	$30

Results of Operations

The following disclosures set forth certain items from our unaudited interim statements of operations for the three months ended September 30, 2017 and 2016:

We did not earn any income in the three months ended September 30, 2017 and 2016.  We continue to incur administrative costs related to the execution of our business plan. Professional fees including legal fees, audit and accounting and Edgar filing fees totaled $13,500 during the three months ended September 30, 2017 and $nil in the same period ended September 30, 2016. The substantive increase in expenditures period over period is due to the fact that in the prior comparative period the Company had only filed its initial offering documents on Form S-1, the costs for which were included in a flat fee expensed in a subsequent period. In addition, during the three months ended September 30, 2017 we incurred patent license fees of $1,750, and management fees of $3,000, which costs were unchanged from the costs incurred in the prior comparative three month period in 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our unaudited Financial Statements, included herein (ref: Note 1).

Recent Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The objective of the ASU is to improve the financial reporting of hedging relationships in order to better portray the economic results of an entity's risk management activities in its financial statements and to make certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted.

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

ITEM 4.               CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our company is in the process of adopting specific internal control mechanisms with our board and officers' collaboration to ensure effectiveness as we grow. We have engaged an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

None.

ITEM 6.                EXHIBITS

Exhibit Number	Description
31.1*
Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kelvin Medical, Inc.

Date:	November 6, 2017	By:	/s/ William Mandel
		Name:	William Mandel
		Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer & Director