Form 10-Q
period 2017-12-31
Kelvin Medical, Inc.
filed 2018-02-05
CIK 1679836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

67,097,500 common shares outstanding as of January 25, 2018
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

KELVIN MEDICAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended December 31, 2017, are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.  For further information, refer to the financial statements and footnotes thereto included in our company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 13, 2017.

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets as of December 31, 2017 (Unaudited) and June 30, 2017	F-1
Interim Unaudited Statements of Operations for the three and six months ended December 31, 2017 and 2016	F-2
Interim Unaudited Statement of Cash Flows for the six months ended December 31, 2017 and 2016	F-3
Notes to Financial Statements (Unaudited)	F-4 to F-8

KELVIN MEDICAL, INC.
BALANCE SHEETS

	December 31,	June 30,
	2017	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$85,100	$17,280
Other receivable	-	3,000
Prepaid expense	2,000	-
Total current assets	87,100	20,280

TOTAL ASSETS	$87,100	$20,280

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$5,335	$4,500
Accounts payable, related parties	26,039	19,039
Advances, related parties	9,434	5,309
Customer deposit	120	120
Liability for unissued shares	2,000	-
Total current liabilities	42,928	28,968

Total liabilities	42,928	28,968

Commitments and Contingencies

Stockholders' equity (deficit)
Common stock, $0.001 par value: shares authorized 100,000,000; 67,097,500 and 64,097,500 shares issued and outstanding as December 31, 2017 and June 30, 2017	67,098	64,098
Additional paid in capital	164,852	77,852
Retained deficit	(187,778)	(150,638)
Total stockholders' equity (deficit)	44,172	(8,688)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$87,100	$20,280

The accompanying notes are an integral part of these unaudited financial statements.

KELVIN MEDICAL, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016

Net sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Management fees	3,000	3,000	6,000	6,000
Patent license fees	1,750	1,750	3,500	3,500
Professional fees	11,000	-	24,500	-
General and administrative expenses	3,110	-	3,140	30
Total operating expenses	18,860	4,750	37,140	9,530

Loss from operations	(18,860)	(4,750)	(37,140)	(9,530)

Income (loss) before taxes	-	-	-	-

Provision for income tax expense	-	-	-	-

Net (loss)	$(18,860)	$(4,750)	$(37,140)	$(9,530)

Net (loss) per common shares (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - Basic and diluted	65,238,804	63,000,000	64,668,152	63,000,000

The accompanying notes are an integral part of these financial statements.

KELVIN MEDICAL, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(37,140)	$(9,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Other receivable	3,000	(3,000)
Prepaid expense	(2,000)	-
Accounts payable	835	9,500
Accounts payable, related parties	7,000	-
Liability for unissued shares for services provided	2,000	-
Net cash used in operating activities	(26,305)	(3,030)

Cash Flows from Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows from Financing Activities
Proceeds from private placement	90,000	-
Advances, related parties	6,500	3,060
Repayments, related parties	(2,375)	-
Net cash provided from (used by) financing activities	94,125	3,060

Increase (decrease) in cash and cash equivalents	67,820	30
Cash and cash equivalents at beginning of period	17,280	1,076
Cash and cash equivalents at end of period	$85,100	$1,106

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity: Kelvin Medical, Inc. (the "Company") was incorporated in the State of Nevada on May 5, 2016.  We are a recently organized company that intends to engage in the sale of medical devices and medical related wearable technology. The Company was founded to market the product called Therm-N-Ice. Therm-N-Ice is a device that applies hot or cold externally to the body part upon which it has been placed. The use of hot and cold applied externally to a body part is found in medical and even non-medical publications. The Company suggests a simple solution that will reduce the burden of these tasks and allow people to remain mobile rather than pausing life activities. Our headquarters are located at 10930 Skyranch Place, Nevada City, California 95959.

To date, our activities have been limited to formation, the development of a business plan and initial operations.  During the year ended June 30, 2017 we concluded a registration statement to offer up to 30,000,000 shares at $0.02 per share. We have successfully obtained a listing on the OTC Pink Markets under the symbol "KVMD", became DTC eligible on October 12, 2017 and  started trading on Nov 28, 2017. Our offering was completed during the year and we are now exploring other sources of capital to fund our operations so that we can fully implement our business plan. In the current emerging growth phase, we anticipate we will continue to incur operating losses.

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

Revenue recognition and related allowances:  The Company will recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2017 and June 30, 2017 is $Nil, respectively.

Inventories: Presently the Company has no inventory.  We intend to maintain an inventory of Therm-N-Ice medical devices once our business plan is complete.  Inventories will be measured at lower of cost and net realizable value after providing for obsolescence, if any. Cost of inventories includes cost of purchase, including manufacturing overheads and transportation to bring the devices  to the distribution location.

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

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $Nil during the three and six months ended December 31, 2017 and 2016, respectively.

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

Basic and Diluted Loss Per Share: In accordance with ASC Topic 280 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at December 31, 2017 and June 30, 2017 there were no potential common shares.

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

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

The term of the license agreement shall be for 15 years, but will not extend beyond the full term of the patent.  The patent will expire on June 19, 2034. Within a year from the end of the patent term, parties may negotiate an ongoing arrangement.

During the three and six months ended December 31, 2017, the Company incurred $1,750 and $3,500, respectively, in license fees (December 31, 2016 - $1,750 and $3,500).

4.	CONSULTING AGREEMENT

(a)
On June 1, 2016, the Company entered into a consulting agreement with a consultant who is in the business of assisting private companies in the process of going public and getting listed on the OTC Pink through the Form S-1 Registration. Under the terms of the consulting agreement, the Consultant shall provide certain services with respect to the Form S-1 Registration Statement, from commencement and preparation of the Form S-1 to receipt of Notice of Effectiveness, retention and payment of the required legal and accounting professionals, and thereafter to work with a market maker to provide a completed and accepted Form 15c2-11 with FINRA, , a trading symbol and listing on OTC Pink.  As compensation under the consulting agreement S-1 Services LLC, the consultant, received 3,000,000 shares of the Company's common stock at $0.02 per share for a value of $60,000.

The $60,000 in costs relating to such Registration Statement was expensed during the fiscal year ended June 30, 2017 as the offering was not deemed successful.  Further, a balance of $3,000 as of June 30, 2017 is included on the balance sheet as "Other receivable", in respect to amounts advanced to service providers by the Company which are required to be reimbursed by the Consultant under this agreement. As of December 31, 2017, the balance of other receivable is $nil as the receivable had been collected.

(b)
On October 23, 2017, the Company entered into a one-year agreement with a consultant for advice regarding certain legal, corporate and business operations, and more specifically with regard to public filings and compliance with regard to the Company. The consultant is to be compensated in the amount of Two Thousand Dollars ($2,000) per month, commencing November 1, 2017, including review of Form 10-K Annual Reports, Form 10-Q Quarterly Reports, Preparation of Form 8-K's, preparation of Board Resolutions and review of contractual agreements.

During the six months ended December 31, 2017, the Company paid $4,000 in cash, under the agreement, ($2,000 of which is a prepaid expense as of December 31, 2017 on the accompanying balance sheets and $2,000 was settled with 100,000 shares which are not issued as at the report date.

5.	CUSTOMER DEPOSITS

As of December 31, 2017 and June 30, 2017 the Company has received a customer deposit of $120 in respect to the sale of three units of the Therm-N-Ice arm band.  The deposit represents a one-third deposit for each of the three units ordered.

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

6.	COMMON STOCK

During the six months ended December 31, 2017, the Company received proceeds totaling $90,000 in respect to a subscription for 3,000,000 restricted common shares at $0.03 per share.

During the fiscal year ended June 30, 2017, the Company received proceeds totaling $21,950 from various parties subscribing for a total of 1,097,500 shares at $0.02 per share under our Form S-1 registration statement.

As at December 31, 2017 and June 30, 2017 there were a total of 67,097,500 and 64,097,500 shares issued and outstanding respectively.

7.	RELATED PARTY TRANSACTIONS

a.	Management and other services:

Mr. William Mandel

On May 15, 2016, the Company entered into a twelve-month agreement for management services with Mr. William Mandel, our President, Secretary, Treasurer and member of the Board of Directors. Under the terms of the agreement the Company issued 30,000,000 shares as a bonus to Mr. William Mandel valued at $30,000 or par value, and shall pay $1,000 monthly in cash consideration.  The contract was extended for a further six month term on expiry.   There has been $6,000 (December 31, 2016- $6,000) accrued and recorded as Accounts Payable, Related party, in relation to services rendered for the six months ended December 31, 2017 by Mr. Mandel. A total of $20,000 (as of June 30, 2017 - $14,000) remains payable at December 31, 2017.  On November 15, 2017 the Company and Mr. Mandel entered into a new 12 month consulting agreement. Under the terms of the agreement Mr. Mandel shall receive $1,000 monthly as consideration until January 30, 2018, at which point in time the monthly consideration shall be increased to $2,000 monthly.

Dr. Margaret Austin

On November 15, 2017 the Company and Dr. Margaret Austin entered into a twelve month agreement for services whereunder Dr. Austin will continue to serve as the Company's Chairman of the Board.  Commencing January 1, 2018, Dr. Austin shall receive monthly consideration of $1,000 for her services.

b.	Advances

During the six months ended December 31, 2017 Oasis Medical Solutions, a sole proprietorship controlled by our board of directors, advanced a total of $6,500 (2016 - $3,060). During the six months ended December 31, 2017, the Company paid $2,375 to reduce the advances payable. As at December 31, 2017 a total of $9,434 remained due and payable (June 30, 2017 - $5,309) to this related entity.

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

c.  License fees

The Company accrues patent license fees in respect to a patent license agreement with Oasis Medical Solutions (ref: Note 3 above).   As at December 31, 2017 and June 30, 2017 a total $5,583 and $4,583 remained payable under the terms of this agreement, respectively. A total of $3,500 was incurred as new charges in the period ended December 31, 2017 (2016 - $3,500) and the Company paid a total of $2,500 to reduce the outstanding account (2016 - $nil).

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

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

8.	INCOME TAXES (cont'd)

Operating loss carry-forwards generated during the period from May 5, 2016 (date of inception) through December 31, 2017 of approximately $168,000, will begin to expire in 2036.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end June 30, 2018.
The Company had deferred income tax assets as of December 31, 2017 and June 30, 2017 as follows:

	December 31, 2017	June 30, 2017
Loss carry forwards	$39,433	$31,634
Less – accrued management fees	(4,200)	(2,940)
Less - valuation allowance	(35,233)	(28,694)
Total net deferred tax assets	$-	$-

Tax years from inception to fiscal year ended June 30, 2017 are filed and remain open for examination by the taxation authorities. The Company has no tax positions at June 30, 2017 and 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company has no accruals for interest and penalties since inception.

9.	SUBSEQUENT EVENTS

On January 1, 2018, the Company entered into a one-year agreement with a consultant for advice regarding certain investor relations. The Consultant is to be compensated in the amount of One Thousand Dollars ($1,000) per month, commencing January 1, 2018, along with the issuance of 100,000 shares of Kelvin's Common Stock.  At the date of this report, those shares have not yet been issued.

On January 22, 2018, the Company entered into an Equity Purchase Agreement ("EPA"), and Registrations Rights Agreement with a Third Party, Phenix Ventures, LLC, wherein, Phenix Ventures has committed to purchasing 10,000,000 shares of the Company's Common Stock.  Phenix will not hold any more than 9.99% of the issued and outstanding shares at any one time and funding will come by way of Put Notices as outlined in the EPA.

The Company is finalizing a Form S-1 Registration Statement that it will file with the Securities and Exchange Commission in order to register the 10,000,000 shares that Phenix will purchase under the Equity Purchase Agreement.

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

Corporate Information

The address of our principal executive office is 10930 Skyranch Place, Nevada City, CA 95959. Our telephone number is (530) 388-8706.

Kelvin Medical, Inc. (the "Company") was incorporated in the State of Nevada on May 5, 2016. The Company, a recently organized company, is an early participant in medical device and telehealth wearables with a focus on the development of artificial intelligence driven physical therapeutic technologies.
The Company is developing solutions that empower consumers ranging from aging users seeking to live pain-free, to competitive athletes seeking to maximize their performance.

Our business model aims to provide medical device and telehealth wearables directly to consumers, either single purchase or on a reoccurring subscription basis, to medical clinics for use with patients, as well as  license our full eco-system to physical therapy clinics, corporate wellness program administrators, and sports teams, both professional and youth groups.

Kelvin Medical's medical device and telehealth wearables platform has been devised to capture meaningful market share of both the consumer medical device market, as well as in the $30.5 billion global wearables market, along with the multi-billion-dollar physical therapy and corporate wellness industries.

The Company's medical device and telehealth platform of wearables and machine learning software, will enable consumer users, therapy clinics, and corporate wellness program administrators, to maximize results through real-time self- and distance- monitored activity and therapeutic treatments.

The Company was only recently incorporated in 2016; we have finalized our business plan, our marketing plan for our product is in place, and we are in the research and development phase of our business life-cycle. However, we have not commenced substantive operations, thus we believe that conducting this Offering will allow the Company added flexibility to raise capital in today's financial climate and carry out the objectives in our business plan. There can be no assurance that we will be successful in our attempt to sell 100% of the shares being registered hereunder; however, we believe that investors in today's markets demand more transparency and by our registering this Offering and becoming a reporting company, we will be able to capitalize on this fact. While we believe that our limited reporting requirements will satisfy most investors seeking transparency in any potential investment, we still caution that simply because we have a registration statement declared effective the Company will not become a "fully reporting" company, but rather, we will be only subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. Accordingly, except during the year that our registration statement becomes effective, these reporting obligations may be automatically suspended under Section 15(d) if we have less than 300 shareholders at the beginning of our fiscal year and our required disclosure is less extensive than the disclosures required of "smaller reporting" companies. For example, we are not subject to disclose in our Form 10K risk factors, unresolved staff comments, or selected financial data, pursuant to Items 1A, 1B and 6, respectively. We have filed a Form 8-A12G with the Securities and Exchange Commission indicating our intention to remain a fully reporting company.
Since inception, our operations have consisted of formulating and finalizing our business plan, and escalating our research and development activities.

We successfully obtained a listing on the OTC Pink Markets under the symbol "KVMD", and have commenced  trading of our shares. In the current emerging growth phase, we anticipate we will continue to incur operating losses.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Results of Operations

Three months ended December 31, 2017 and 2016

The following disclosures set forth certain items from our unaudited interim statements of operations for the three months ended December 31, 2017 and 2016:

We did not earn any income in the three months ended December 31, 2017 and 2016.  We continue to incur administrative costs related to the execution of our business plan. Professional fees including legal fees, audit and accounting and Edgar filing fees totaled $11,000 during the three months ended December 31, 2017 and $nil in the same period ended December 31, 2016. The substantive increase in expenditures period over period is due to the fact that in the prior comparative period the Company had only recently filed its initial offering documents on Form S-1, the costs for which were included as a flat fee expensed in a subsequent period. In addition, during the three months ended December 31, 2017 we incurred patent license fees of $1,750, and management fees of $3,000, which costs were unchanged from the costs incurred in the prior comparative three month period in 2016. General and administrative costs were $3,110 and $Nil respectively in the three months ended December 31, 2017 and 2016.

Six months ended December 31, 2017 and 2016

The following disclosures set forth certain items from our unaudited interim statements of operations for the six months ended December 31, 2017 and 2016:

We did not earn any income in the six months ended December 31, 2017 and 2016.  We continue to incur administrative costs related to the execution of our business plan. Professional fees including legal fees, audit and accounting and Edgar filing fees totaled $24,500 during the six months ended December 31, 2017 and $nil in the same period ended December 31, 2016. The substantive increase in expenditures period over period is due to the fact that in the prior comparative period the Company had only recently filed its initial offering documents on Form S-1, the costs for which were included as a flat fee expensed in a subsequent period. In addition, during the six months ended December 31, 2017 we incurred patent license fees of $3,500, and management fees of $6,000, which costs were unchanged from the costs incurred in the prior comparative six month period in 2016. General and administrative costs were $3,140 and $30 respectively in the six months ended December 31, 2017 and 2016.

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the six months ended December 31, 2017 and audited financial statements for the year ended June 30, 2017, along with the accompanying notes.

Working Capital

	At December 31, 2017	At June 30, 2017
Current Assets	$87,100	$20,280
Current Liabilities	$42,928	$28,968
Working Capital (Deficit)	$(44,172)	$(8,688)

Current assets include cash on hand of $85,100 (June 30, 2017 – $17,280) and other receivables of $Nil (June 30, 2017 - $3,000), as well as $2,000 as prepaid legal fees (June 30, 2017 - $Nil).  Current liabilities include accounts payable of $5,335 (June 30, 2017 - $4,500), accounts payable – related parties of $26,039 (June 30, 2017 - $19,039), advances from related parties of $9,434 (June 30, 2017 - $5,309), a liability for unissued shares of $2,000 ((June 30, 2017 - $Nil) and customer deposits of $120.

Cash Flows
	Six Months ended December 31,
	2017	2016
Net cash (used) in operating activities	$(26,305)	$(3,030)
Net cash provided by financing activities	$94,125	$3,060
Net increase (decrease) in cash during period	$67,820	$30

During the six months ended December 31, 2017 the Company received proceeds from a private placement of 3,000,000 shares at $0.03 per share of $90,000 as well as net advances of $4,125 from a related party as compared to only $3,060 in advances from a related party in the prior comparative period.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                OTHER INFORMATION

On January 22, 2018, the Company entered into an Equity Purchase Agreement ("EPA"), and Registrations Rights Agreement with a Third Party, Phenix Ventures, LLC, wherein, Phenix Ventures has committed to purchasing 10,000,000 shares of the Company's Common Stock.  Phenix will not hold any more than 9.99% of the issued and outstanding shares at any one time and funding will come by way of Put Notices as outlined in the EPA.

The Company is finalizing a Form S-1 Registration Statement that it will file with the Securities and Exchange Commission in order to register the 10,000,000 shares that Phenix will purchase under the Equity Purchase Agreement.

ITEM 6.                EXHIBITS

The following Exhibits are filed herewith:

Exhibit Number	Description
31.1
Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
10.1	November 15, 2017 Management Services Agreement with Mr. William Mandel
10.2	November 15, 2017 Chairman of the Board Agreement with Dr. Margaret Austin
10.3	January 1, 2018 Agreemeemt for Services with Consultant
10.4	Equity Purchase Agreement between the Company and Phenix Ventures, LLC
10.5	Registrations Rights Agreement between the Company and Phenix Ventures, LLC
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kelvin Medical, Inc.

Date:	February 5, 2018	By:	/s/ William Mandel
		Name:	William Mandel
		Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer & Director