Form 10-Q
period 2018-03-31
Kelvin Medical, Inc.
filed 2018-05-15
CIK 1679836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

67,297,500 common shares outstanding as of May 15, 2018
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

KELVIN MEDICAL, INC.

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.  For further information, refer to the financial statements and footnotes thereto included in our company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 13, 2017.

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets as of March 31, 2018 (Unaudited) and June 30, 2017	F-1
Interim Unaudited Statements of Operations for the three and nine months ended March 31, 2018 and 2017	F-2
Interim Unaudited Statement of Cash Flows for the nine months ended March 31, 2018 and 2017	F-3
Notes to Financial Statements (Unaudited)	F-4 to F-9

KELVIN MEDICAL, INC.
BALANCE SHEETS

	March 31,	June 30,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$36,549	$17,280
Other receivable	-	3,000
Total current assets	36,549	20,280

TOTAL ASSETS	$36,549	$20,280

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$4,790	$4,500
Accounts payable, related parties	33,318	19,039
Advances, related parties	4,614	5,309
Customer deposit	120	120
Total current liabilities	42,842	28,968

Total liabilities	42,842	28,968

Commitments and Contingencies

Stockholders' equity (deficit)
Common stock, $0.001 par value: shares authorized 100,000,000; 67,297,500 and 64,097,500 shares issued and outstanding as March 31, 2018 and June 30, 2017	67,298	64,098
Additional paid in capital	169,652	77,852
Accumulated deficit	(243,243)	(150,638)
Total stockholders' equity (deficit)	(6,293)	(8,688)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$36,549	$20,280

The accompanying notes are an integral part of these unaudited financial statements.

KELVIN MEDICAL, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017

Net sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Management fees	8,000	3,000	14,000	9,000
Patent license fees	1,750	1,750	5,250	5,250
Professional fees	14,175	2,093	38,675	2,093
Research and development expenses	17,068	-	17,068	-
General and administrative expenses	14,472	1,286	17,612	1,316
Total operating expenses	55,465	8,129	92,605	17,659

Loss from operations	(55,465)	(8,129)	(92,605)	(17,659)

Income (loss) before taxes	-	-	-	-

Provision for income tax expense	-	-	-	-

Net (loss)	$(55,465)	$(8,129)	$(92,605)	$(17,659)

Net (loss) per common shares (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - Basic and diluted	67,197,500	63,049,611	65,498,960	63,016,296

The accompanying notes are an integral part of these financial statements.

KELVIN MEDICAL, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(92,605)	$(17,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services provided	3,000	-
Changes in operating assets and liabilities:
Other receivable	3,000	(3,000)
Accounts payable	2,290	3,379
Accounts payable, related parties	14,279	14,250
Subscriptions received	-	(7,400)
Liability for unissued shares for services provided	-	7,400
Net cash used in operating activities	(70,036)	(3,030)

Cash Flows from Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows from Financing Activities
Proceeds from private placement	90,000	-
Advances, related parties	10,483	3,060
Repayments, related parties	(11,178)	-
Net cash provided from (used by) financing activities	89,305	3,060

Increase (decrease) in cash and cash equivalents	19,269	30
Cash and cash equivalents at beginning of period	17,280	1,076
Cash and cash equivalents at end of period	$36,549	$1,106

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Shares issued to settle accounts payable	$2,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2018

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity: Kelvin Medical, Inc. (the "Company") was incorporated in the State of Nevada on May 5, 2016.  We are a recently organized company that intends to engage in the sale of medical devices and medical related wearable technology. The Company was founded to market the product called Therm-N-Ice. Therm-N-Ice is a device that applies hot or cold externally to the body part upon which it has been placed. The use of hot and cold applied externally to a body part is found in medical and even non-medical publications. The Company offers a simple solution that will reduce the burden of these tasks and allow people to remain mobile rather than pausing life activities. Our headquarters are located at 10930 Skyranch Place, Nevada City, California 95959.

To date, our activities have been limited to formation, the development of a business plan and initial operations in order to commercialize our Therm-N-Ice product, along with research and development of plans to develop additional medical device and telehealth wearables.  During the year ended June 30, 2017 we successfully obtained a listing on the OTC Pink Markets under the symbol "KVMD", and became DTC eligible.  We commenced trading on Nov 28, 2017. We closed our initial public offering in fiscal 2017, and we are now exploring other sources of capital to fund our operations so that we can fully implement our business plan. In the current emerging growth phase, we anticipate we will continue to incur operating losses.

On March 20, 2018, the SEC imposed a temporary halt on the trading of KVMD; the halt was terminated at 11:59 pm EDT on April 3, 2018.  In order for the Company's stock to be trading again, the Company must have a Broker/Dealer file a Form 15c2-11 for the Company.

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2018 and June 30, 2017 is $Nil, respectively.

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

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2018

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $Nil during the three and nine months ended March 31, 2018 and 2017, respectively.

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $17,068 and $nil for the three and nine months ended March 31, 2018 and 2017, respectively.

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

Basic and Diluted Loss Per Share: In accordance with ASC Topic 280 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at March 31, 2018 and June 30, 2017 there were no potential common shares.

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

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2018

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

The term of the license agreement shall be for 15 years but will not extend beyond the full term of the patent.  The patent will expire on June 19, 2034. Within a year from the end of the patent term, parties may negotiate an ongoing arrangement.

During the three and nine months ended March 31, 2018, the Company incurred $1,750 and $5,250, respectively, in license fees (March 31, 2017 - $1,750 and $5,250).

4.	CONSULTING AGREEMENT

(a)
On June 1, 2016, the Company entered into a consulting agreement with a consultant who is in the business of assisting private companies in the process of going public and getting listed on the OTC Pink through the Form S-1 Registration. Under the terms of the consulting agreement, the Consultant shall provide certain services with respect to the Form S-1 Registration Statement, from commencement and preparation of the Form S-1 to receipt of Notice of Effectiveness, retention and payment of the required legal and accounting professionals, and thereafter to work with a market maker to provide a completed and accepted Form 15c2-11 with FINRA, a trading symbol and listing on OTC Pink.  As compensation under the consulting agreement S-1 Services LLC, the consultant, received 3,000,000 shares of the Company's common stock at $0.02 per share for a value of $60,000.

The $60,000 in costs relating to such Registration Statement was expensed during the fiscal year ended June 30, 2017 as the offering was not deemed successful.  Further, a balance of $3,000 as of June 30, 2017 is included on the balance sheet as "Other receivable", in respect to amounts advanced to service providers by the Company which are required to be reimbursed by the Consultant under this agreement. As of March 31, 2018, the balance of other receivable is $nil as the receivable had been collected.

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

During the nine months ended March 31, 2018, the Company paid $8,000 in cash and $2,000 was settled by the issuance of 100,000 shares as agreed in November 2017. The issued shares were valued at $0.02 per share, the value of the most recent transaction whereby the Company sold common shares.

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2018

4.	CONSULTING AGREEMENT

(c)
On January 1, 2018, the Company entered into a one-year agreement with a consultant for advice regarding certain investor relations services. The Consultant is to be compensated in the amount of One Thousand Dollars ($1,000) per month, commencing January 1, 2018, along with the issuance of 100,000 shares of the Company's Common Stock.

During the nine months ended March 31, 2018, the Company paid $2,000 in cash, leaving $1,000 in accounts payable. 100,000 shares were issued as per the terms of the agreement at a price of $0.03 per share, which share value represents the most recent transaction whereby the Company sold common shares. The $3,000 was recorded as professional fees.

5.	CUSTOMER DEPOSITS

As of March 31, 2018, and June 30, 2017 the Company has received a customer deposit of $120 in respect to the sale of three units of the Therm-N-Ice arm band.  The deposit represents a one-third deposit for each of the three units ordered.

6.	COMMON STOCK

During the nine months ended March 31, 2018, the Company issued 100,000 shares at $0.02 per share to settle professional fees. (ref Note 4 – (b))

During the nine months ended March 31, 2018, the Company received proceeds totaling $90,000 in respect to a subscription for 3,000,000 restricted common shares at $0.03 per share.

During the nine months ended March 31, 2018, the Company issued 100,000 shares at $0.03 per share in respect to a consulting agreement. (ref Note 4 – (c))

During the fiscal year ended June 30, 2017, the Company received proceeds of $21,950 from various parties subscribing for a total of 1,097,500 shares at $0.02 per share under our Form S-1 registration statement.

As at March 31, 2018 and June 30, 2017 there were a total of 67,297,500 and 64,097,500 shares issued and outstanding respectively.

7.	RELATED PARTY TRANSACTIONS

a.	Management and other services:

Mr. William Mandel

On May 15, 2016, the Company entered into a twelve-month agreement for management services with Mr. William Mandel, our President, Secretary, Treasurer and member of the Board of Directors. Under the terms of the agreement the Company issued 30,000,000 shares as a bonus to Mr. William Mandel valued at $30,000 or par value and shall pay $1,000 monthly in cash consideration.  On November 15, 2017 the Company and Mr. Mandel entered into a new 12-month consulting agreement. Under the terms of the agreement Mr. Mandel shall receive $1,000 monthly as consideration until January 1, 2018, at which point in time the monthly consideration shall be increased to $2,000 monthly. The contract was extended for a further six-month term on expiry.   There has been $11,000 (March 31, 2017- $9,000) accrued  in relation to services rendered for the nine months ended March 31, 2018 by Mr. Mandel. The Company paid a total of $10,000 to reduce the outstanding account. A total of $15,000 (as of June 30, 2017 - $14,000) remains payable at March 31, 2018.

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2018

7.	RELATED PARTY TRANSACTIONS (continued)

a.	Management and other services: (continued)

Dr. Margaret Austin

On November 15, 2017 the Company and Dr. Margaret Austin entered into a twelve-month agreement for services in which Dr. Austin will continue to serve as the Company's Chairman of the Board.  Commencing January 1, 2018, Dr. Austin shall receive monthly consideration of $1,000 for her services.   There has been $3,000 (March 31, 2017- $nil) accrued  in relation to services rendered for the nine months ended March 31, 2018 by Dr. Austin. A total of $3,000 (as of June 30, 2017 - $nil) remains payable at March 31, 2018.

b.	Advances

During the nine months ended March 31, 2018 Oasis Medical Solutions, a sole proprietorship controlled by our board of directors, advanced a total of $10,483 (2017 - $3,060). During the nine months ended March 31, 2018, the Company paid $11,178 to reduce the advances payable. As at March 31, 2018 a total of $4,614 remained due and payable (June 30, 2017 - $5,309) to this related entity.

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

c.  License fees

The Company accrues patent license fees in respect to a patent license agreement with Oasis Medical Solutions (ref: Note 3 above).   As at March 31, 2018 and June 30, 2017 a total $1,750 and $4,583 remained payable under the terms of this agreement, respectively. A total of $5,250 was incurred as new charges in the period ended March 31, 2018 (March 31, 2017 - $5,250) and the Company paid a total of $8,083 to reduce the outstanding account.

d.  Research and Development expenses

During the nine months ended March 31, 2018 Oasis Medical Solutions invoiced the Company $17,068 in research and development services related to the task of solid works modeling and hardware development. The Company paid $3,956. As at March 31, 2018 $13,112 is included in Accounts payable – related party on our balance sheets.

8.	OTHER EVENTS

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

The Company filed a Form S-1 Registration Statement on February 9, 2018 in order to register the 10,000,000 shares that Phenix will purchase under the EPA.  The S-1 was withdrawn on March 15, 2018. The Company will not pursue the EPA at this time.

KELVIN MEDICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2018

9.	INCOME TAXES

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

Operating loss carry-forwards generated during the period from May 5, 2016 (date of inception) through March 31, 2018 of approximately $243,200, will begin to expire in 2036.

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

The Company had deferred income tax assets as of March 31, 2018 and June 30, 2017 as follows:

	March 31, 2018	June 30, 2017
Loss carry forwards	$51,100	$31,600
Less – accrued management fees	(3,780)	(2,940)
Less - valuation allowance	(47,320)	(28,660)
Total net deferred tax assets	$-	$-

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

10.	SUBSEQUENT EVENTS

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

The Company's medical device, telehealth platform of wearables and machine learning software, will enable consumer users, therapy clinics, and corporate wellness program administrators, to maximize results through real-time self- and distance- monitored activity and therapeutic treatments.

The Company was only recently incorporated in 2016; we have finalized our business plan, our marketing plan for our product is in place, and we are in the research and development phase of our business life-cycle. However, we have not commenced substantive operations. While we believe that our limited reporting requirements will satisfy most investors seeking transparency in any potential investment, we still caution that simply because we have a registration statement declared effective the Company will not become a "fully reporting" company, but rather, we will be only subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. Accordingly, except during the year that our registration statement becomes effective, these reporting obligations may be automatically suspended under Section 15(d) if we have less than 300 shareholders at the beginning of our fiscal year and our required disclosure is less extensive than the disclosures required of "smaller reporting" companies. For example, we are not subject to disclose in our Form 10K risk factors, unresolved staff comments, or selected financial data, pursuant to Items 1A, 1B and 6, respectively. We have filed a Form 8-A12G with the Securities and Exchange Commission indicating our intention to remain a fully reporting company.

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

Results of Operations

Three months ended March 31, 2018 and 2017

The following disclosures set forth certain items from our unaudited interim statements of operations for the three months ended March 31, 2018 and 2017:

We did not earn any income in the three months ended March 31, 2018 and 2017.  We continue to incur administrative and development costs related to the execution of our business plan. We recorded a loss from operations of $55,465 and $8,129 respectively in the three month periods ended March 31, 2018 and 2017. Professional fees including legal fees, audit and accounting and Edgar filing fees totaled $14,175 during the three months ended March 31, 2018 and $2,093 in the same period ended March 31, 2017. The substantive increase in expenditures period over period is due to the fact that in the prior comparative period the Company had only recently filed its initial offering documents on Form S-1, the costs for which were included as a flat fee expensed in a subsequent period. During the current three month period the Company also retained the professional services of an investor relations consultant, further increasing our quarterly expenditures period over period. During the three months ended March 31, 2018 we incurred patent license fees of $1,750, and management fees of $8,000, as compared to $1,750 in patent licensing fees and $3,000 in management fees during the prior comparative three month period.  The increase in management fees is due to contracts with our officers and directors which call for increased monthly fees commencing January 1, 2018 as compared to fiscal 2017 results. Further, we incurred $17,068 in research and development fees in the current period with no comparable expenditure during the prior three month period ended March 31, 2017. General and administrative costs were $14,472 and $1,286 respectively in the three months ended March 31, 2018 and 2017.  Increases to administrative costs include new fees incurred with respect to our transfer agent and other associated listing and maintenance costs during the three months ended March 31, 2018.

Nine months ended March 31, 2018 and 2017

The following disclosures set forth certain items from our unaudited interim statements of operations for the nine months ended March 31, 2018 and 2017:

We did not earn any income in the three months ended March 31, 2018 and 2017.  We continue to incur administrative and development costs related to the execution of our business plan. We recorded a loss from operations of $92,605 and $17,659 respectively in the nine month periods ended March 31, 2018 and 2017. Professional fees including legal fees, audit and accounting and Edgar filing fees totaled $38,675 during the nine months ended March 31, 2018 and $2,093 in the same period ended March 31, 2017. The substantive increase in expenditures period over period is due to the fact that in the prior comparative period the Company had only recently filed its initial offering documents on Form S-1, the professional costs for which were included as a flat fee expensed in a subsequent period. During the current nine month period the Company also retained the professional services of an investor relations consultant, further increasing our expenditures period over period. During the nine months ended March 31, 2018 we incurred patent license fees of $5,250, and management fees of $14,000, as compared to $5,250 in patent licensing fees and $9,000 in management fees during the prior comparative nine month period.  The increase in management fees is due to contracts with our officers and directors which call for increased monthly fees commencing January 1, 2018 as compared to fiscal 2017 results. Further, we incurred $17,068 in research and development fees in the current nine month period with no comparable expenditure during the prior comparative period ended March 31, 2017. General and administrative costs were $17,612 and $1,316 respectively in the nine months ended March 31, 2018 and 2017.  Increases to administrative costs include new fees incurred with respect to our transfer agent and other associated listing and maintenance costs during the current nine months ended March 31, 2018.

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended March 31, 2018, and audited financial statements for the year ended June 30, 2017, along with the accompanying notes.

Working Capital

	At March 31, 2018	At June 30, 2017
Current Assets	$36,549	$20,280
Current Liabilities	$42,842	$28,968
Working Capital (Deficit)	$(6,293)	$(8,688)

Current assets include cash on hand of $36,549 (June 30, 2017 – $17,280) and other receivables of $Nil (June 30, 2017 - $3,000).  Current liabilities include accounts payable of $4,790 (June 30, 2017 - $4,500), accounts payable – related parties of $33,318 (June 30, 2017 - $19,039), advances from related parties of $4,614 (June 30, 2017 - $5,309), and customer deposits of $120 (June 30, 2017 - $120).

Cash Flows
	Nine Months ended March 31,
	2018	2017
Net cash (used) in operating activities	$(70,036)	$(3,030)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	$89,305	$3,060
Net increase (decrease) in cash during period	$19,269	$30

Cash used in operating activities is predominantly related to ongoing operations resulting in a net loss of $92,605 in the nine months ended March 31, 2018.  This amount was offset by non cash expenses of $3,000 relative to the issuance of shares for services provided.  Changes in operating assets and liabilities in the current nine month period includes increases to both accounts payable and accounts payable related parties, which amounts were reduced by $3,000 due to the collection of other receivables.  During the nine months ended March 31, 2017, operating activities consisted primary of losses from operations of $17,659 which amount was predominantly offset by increases to accounts payable related parties of $14,250.  Net cash used in operating activities totaled $70,036 and $3,030 respectively during the nine month periods ended March 31, 2018 and 2017, respectively. During the nine months ended March 31, 2018 the Company received proceeds from a private placement of 3,000,000 shares at $0.03 per share of $90,000 as well as advances of $10,483 from related parties.  These amounts were offset by repayments to related parties of $11,178.  During the nine months ended March 31, 2017,  the Company received advances of only $3,060 from related parties.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                OTHER INFORMATION

On January 22, 2018, the Company entered into an Equity Purchase Agreement ("EPA"), and Registrations Rights Agreement with a Third Party, Phenix Ventures, LLC, wherein, Phenix Ventures committed to purchasing 10,000,000 shares of the Company's Common Stock.  Under the Equity Purchase Agreement, Phenix would not, at any one time, hold any more than 9.99% of the issued and outstanding shares and funding would come by way of Put Notices as outlined in the EPA.  As at the date of this report the Company is not proceeding with the EPA, and the Registration Statement relative to the EPA was withdrawn due to the fact that the Securities and Exchange Commission does not consider the Pink an existing publicly trading market.

The Company filed an application with the OTC to be moved up to the QB; however, they will not proceed with the review of the application until the Company is trading again.  The Company is in the process of getting a Form 15c2-11 filed, which is required prior to the Company's stock being traded again.

ITEM 6.                EXHIBITS

The following Exhibits are filed herewith:

Exhibit Number	Description
31.1*
Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
10.1	November 15, 2017 Management Services Agreement with Mr. William Mandel
10.2	November 15, 2017 Chairman of the Board Agreement with Dr. Margaret Austin
10.3	January 1, 2018 Agreement for Services with Consultant
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kelvin Medical, Inc.

Date:	May 15, 2018	By:	/s/ William Mandel
		Name:	William Mandel
		Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer & Director